Form 10-Q
period 1996-03-31
ALL STATE PROPERTIES LP
filed 1996-06-28
CIK 745543

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED   MARCH 31, 1996   COMMISSION FILE NUMBER 0-12895
                        ________________-                         ________

                           ALL-STATE PROPERTIES L.P.
                           _________________________
            (Exact name of registrant as specified in its charter)



             Delaware                                     59-2399204
_____________________________________________________________________________-
    (State or other jurisdiction or                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


1674 N.W. 56 Avenue, Lauderhill, Florida                        33313
Mailing address:P.O. Box 5524, Fort Lauderdale, FL              33310-5524
_______________________________________________________________________________
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (954) 735-6300
                                                   __________________________-




_____________________________________________________________________________-
former name, former address and fiscal year, if year changes since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     x         NO
                                   _____________-     ____________


Indicate the number of limited partnership units outstanding as of the latest practicable date.


            Class                          Outstanding at   March 31, 1996
            ____-                                           _____________-

Limited Partnership Units                               3,118,303 Units
________________________-                       _________________________-









                                                                      Page 1
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________



                                   I N D E X
                                   _________



ITEM         DESCRIPTION                                                NUMBER
___-         ___________                                                ______

               Index                                                       1

Part I         Financial Information:
               Condensed Balance Sheets -
               March 31, 1996 and June 30, 1995                            2

               Condensed Statements of Operations -
               Three Months and Nine Months ended
               March 31, 1996 and 1995                                     3

               Condensed Statements of Cash Flows -
               Nine Months ended March 31, 1996 and
               1995                                                        4

               Notes to Condensed Financial Statements -
               March 31, 1996 and 1995                                     5

               Management's Discussion and Analysis of
               the Financial Condition and Results of
               Operations - March 31, 1996                                 6

               Condensed Financial Information for City
               Planned Communities and Unicom Partnership,
               Ltd., 50% and 49-1/2% owned Real Estate
               Partnerships, respectively - March 31, 1996,
               March 31, 1995 and June 30, 1995                            7

               Exhibit - Computation of Loss per Partner-
               ship Unit - Nine Months ended March 31, 1996
               and 1995                                                    8

Part II        Other Information                                           9

               Signatures                                                 10



                                                                       Page 2
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                           CONDENSED BALANCE SHEETS
                           ________________________
                       MARCH 31, 1996 AND JUNE 30, 1995
                       ________________________________
                                  (UNAUDITED)





                                                     MARCH          JUNE
                                                     31ST           30TH
                                                 ___________-    ___________-
     Assets                                        1 9 9 6         1 9 9 5
     ______                                      ____________    ____________
                                                 (UNAUDITED)     (UNAUDITED)

Cash                                             $      1,415    $     14,797
Receivables                                             4,627           4,639
Real estate and construction in progress
 (not in excess of net realizable value)              217,036         348,033
Other assets                                            4,071           7,952
                                                 ____________    ____________

Total Assets                                     $    227,149    $    375,421
____________
                                                 ============    ============

     Liabilities and Partners' Capital (Deficit)
     ___________________________________________

Liabilities:

   Notes payable - related party                 $     44,268    $     16,400
   Notes payable                                      415,921         450,041
   Accounts payable and other liabilities             282,972         265,354
   4% convertible subordinated debentures due
    1989                                            2,351,910       2,303,097
   Partnership distributions payable                  252,496         252,496
                                                 ____________    ____________

                                                 $  3,347,567    $  3,287,388
                                                 ____________    ____________

Deficiency in real estate joint venture          $    877,726    $    814,126
                                                 ___________-    ____________

Partners' Deficit                                $ (3,791,864)   $ (3,524,008)
Notes receivable - officers/partners                 (206,280)       (202,085)
                                                 ____________    ____________

                                                 $ (3,998,144)   $ (3,726,093)
                                                 ___________-    ____________

Total Liabilities and Partners' Capital
_______________________________________
 (Deficit)                                       $    227,149    $    375,421
 _________
                                                 ============    ============











                      See notes to financial statements.



                                                                        Page 3
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                      CONDENSED STATEMENTS OF OPERATIONS
                      __________________________________
          THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
          __________________________________________________________
                                  (UNAUDITED)







                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                MARCH 31                    MARCH 31
                         1 9 9 6       1 9 9 5        1 9 9 6       1 9 9 5
                       ___________   ___________    ___________   ___________
REVENUES:
________

  Sales of real
   estate              $       -     $       -      $    72,500   $       -
  Less costs of sale           -             -           92,126           -
                       __________-   ___________    __________-   ___________

  Gross Profit         $       -     $       -      $   (19,626)  $       -
                       ___________   ___________    __________-   ___________

  Partnership loss     $   (24,600)  $   (34,500)   $   (63,600)  $   (95,500)
  Other income               6,062         9,420         20,774        26,958
                       ___________   ___________    ___________   ___________

  Other Income (Loss)-
   Net                 $   (18,538)  $   (25,080)   $   (42,826)  $   (68,542)
                       ___________   ___________    ___________   ___________

  Total Income (Loss)-
   Net                 $   (18,538)  $   (25,080)   $   (62,452)  $   (68,542)
                       __________-   __________-    __________-   ___________

COST AND EXPENSES:
_________________

  Selling, general
  and administrative   $    31,345   $    33,859    $   128,488   $    79,577
  Interest                  24,385        25,422         76,916        76,895
                       ___________   ___________    ___________   ___________

                       $    55,730   $    59,281    $   205,404   $   156,472
                       ___________   ___________    ___________   ___________

NET LOSS               $   (74,268)  $   (84,361)   $  (267,856)  $  (225,014)
_______-
                       ===========   ===========    ===========   ===========

NET LOSS PER PARTNER-
_____________________
 SHIP UNIT             $     (0.02)  $     (0.03)   $     (0.08)  $     (0.07)
 ________-
                       ===========   ===========    ===========   ===========

CASH DISTRIBUTIONS
__________________
 PER UNIT                     NONE          NONE           NONE          NONE
 ________
                              ====          ====           ====          ====








                      See notes to financial statements.



                                                                        Page 4
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                      CONDENSED STATEMENTS OF CASH FLOWS
                      __________________________________
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                   _________________________________________
                                  (UNAUDITED)

                                                     1 9 9 6        1 9 9 5
                                                   ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES:

   Cash received on sale of real estate            $    72,500     $      -
   Cash received from other activities                  16,579         21,530
   Cash paid for selling, general and
    administrative expenses                            (68,106)       (55,479)
   Interest paid                                        (9,076)           -
                                                   __________-    ___________

      Net Cash Provided (Consumed) by Operating
       Expenses                                    $    11,897    $   (33,949)
                                                   ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds (Repayment) from mortgage and
    note payable                                   $   (45,126)   $    56,689
   Proceeds (Repayment) of notes receivable -
    related party                                       19,847        (18,219)
                                                   __________-    ___________

      Net Cash (Used) Provided by Financing
       Activities                                  $   (25,279)   $    38,470
                                                   __________-    ___________

NET (DECREASE) INCREASE IN CASH AND CASH
________________________________________
 EQUIVALENTS                                       $   (13,382)   $     4,521
___________-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        14,797            791
_____________________________________-_______-__   __________-    ___________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     1,415    $     5,312
_______________________________________-__
                                                   ===========    ===========

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
_____________________________________-_________
 (CONSUMED) BY OPERATING ACTIVITIES:
 _______________________________-

   Net Loss                                        $  (267,856)   $  (225,014)
                                                   ___________    ___________

CHANGES IN ASSETS AND LIABILITIES:
_________________________________
   Decrease in accounts receivable and other
    assets                                         $     3,893     $    8,143
   Increase in accrued interest receivable              (4,195)        (4,196)
   Decrease in equity partnerships                      63,600         95,500
   Decrease in cost of real estate                     130,997            -
   Increase in accounts payable and accrued
    expenses                                            17,618         14,721
   Increase in 4% convertible debentures interest       48,813         48,813
   Increase in notes payable and accrued interest       19,027         28,084
                                                   __________-    ___________

       Total adjustments                           $   279,753    $   191,065
                                                   ___________    ___________

NET CASH PROVIDED (CONSUMED) BY OPERATING
_________________________________________
 ACTIVITIES                                        $    11,897    $   (33,949)
 _________-
                                                   ===========    ===========


                      See notes to financial statements.



                                                                        Page 5
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    _______________________________________
                            MARCH 31, 1996 AND 1995
                            _______________________
                                  (UNAUDITED)







1. The financial statement information for the nine months ended March 31, 1996 and 1995 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

   On November 3, 1986, Wimbledon Development Ltd. (a limited partnership) was formed to construct and sell condominium units on land acquired from All-State Properties L.P. (hereafter "the Company"). The Company has a 99% limited partnership interest in Wimbledon Development Ltd. and the remaining ownership is being held by a corporation controlled by the president of the Company. The Corporation is the general partner of the partnership and is responsible for the management of Wimbledon Development Ltd. The Company includes in its accounts the assets, liabilities, revenues and expenses of Wimbledon Development Ltd. All significant intercompany accounts and transactions have been eliminated.

2.On September 20, 1984 the stockholders of All-State Properties Inc. ("All-State") approved a plan of liquidation. Pursuant to the plan, All-State distributed its interest in City Planned Communities ("CPC") and its other assets to a limited partnership, All-State Properties L.P., in exchange for units of limited partnership interest which were then distributed to the stockholders.

  The liquidation of All-State Properties Inc. and the related transfer of assets and liabilities to the new limited partnership was accounted for under the pooling of interest method. Under this method all assets and liabilities were transferred to the newly formed limited partnership at historical costs. Prior to the transfer, All-State acquired 1,240,700 shares of its common stock from its largest stockholder. The acquisition of these shares resulted in a charge to stockholders' equity of $5,250,000 which caused the newly-formed limited partnership to commence operations with a negative partners' capital account. This negative partners' capital will be eliminated as income is recognized from CPC.

3. Unicom Partnership, Ltd. ("Unicom") (a limited partnership) was formed in October, 1986 to acquire land from CPC for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of CPC have a 99%
limited partnership interest in Unicom. Accordingly, the beneficial owners
of Unicom are substantially the same of those of CPC.   Therefore,  the
financial statements for CPC and Unicom are presented on a combined basis to offer a complete representation of the related entities.








                                                                     Page 6
                           ALL-STATE PROPERTIES L.P.
                           _________________________

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  ___________________________________________
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 _____________________________________________

                                MARCH 31, 1996



FINANCIAL CONDITION
___________________

     Reference is made to Form 8-K filed August 31, 1995.

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No Cash was available for distribution during the three months ended March 31, 1996.

     As of March 31, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 23.35% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

             1.00% to the general partner
            48.00% to the other partner in Unicom
            10.50% to certain individuals who made cash advances
                   on behalf of the Company and the other partner
            40.50% to the Company
           _______

           100.00%
           _______

     In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

     Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 9.764% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

RESULTS OF OPERATIONS
_____________________

     Net loss from operations for the nine months ended March 31, 1996 compared with the nine months ended March 31, 1995 increased by 20% as a result of a write-down in the net realizable value of the remaining inventory of unsold units.















                                                                       Page 7
             CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
             ___________________________________________________________-
                                    MARCH 31, 1996
                                    ______________
                 CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
                 ___________________________________________________
                          CONDENSED COMBINED BALANCE SHEETS
                          _________________________________
                           MARCH 31, 1996 AND JUNE 30, 1995
                           ________________________________
                                     (UNAUDITED)

                                                            MARCH          JUNE
                                                           31, 1996     30, 1995
                                                      ______________-   ____________
ASSETS:
______
Property and equipment - net of depreciation          $   28,630,241   $ 29,249,400
Cash                                                          872,866        645,770
Cash - restricted                                             593,497        588,249
Real estate held for sale (cost)                                9,666         14,499
Deferred and prepaid expenses                               1,638,181      1,013,063
Other assets                                                   25,911         56,387
                                                         ____________   ____________
      Total                                              $ 31,770,362   $ 31,567,368
                                                         ============   ============
LIABILITIES AND PARTNERS' CAPITAL:
_________________________________
Mortgage payable, including accrued interest             $ 27,724,065   $ 31,457,989
Accounts payable and other liabilities                      1,530,361      1,757,469
Notes payable - related parties                             4,672,281      3,434,407
Notes payable - non-interest bearing                          208,555        258,555
Unamortized interest mortgage modification                  2,467,396            -
Note payable                                                  509,437            -
Partners' capital (deficit)                                (5,341,733)    (5,341,052)
                                                         ___________-   ____________
      Total                                              $ 31,770,362   $ 31,567,368
                                                         ============   ============

                    CONDENSED COMBINED PROFIT AND LOSS INFORMATION
                    ______________________________________________
              THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
              __________________________________________________________
                                     (UNAUDITED)

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                       MARCH 31                   MARCH 31
                             _______________________-     __________-____________-
                               1 9 9 6       1 9 9 5        1 9 9 6       1 9 9 5
                             ___________   ___________    ___________  __________-
REVENUES:
________
Rental                       $ 2,550,463   $ 2,479,589    $ 7,580,287  $ 7,377,127
Interest and other                19,171        17,091        102,508       57,150
                             ___________   ___________    ___________  __________-
      Total income           $ 2,569,634   $ 2,496,680    $ 7,682,795  $ 7,434,277
                             ___________   ___________    ___________  ___________

EXPENSES:
________
General and administrative   $ 1,407,069   $ 1,431,759    $ 4,320,809  $ 4,117,535
Interest                         629,007       727,835      1,953,223    2,202,135
Depreciation and amortization    236,000       225,000        696,000      675,000
Taxes and insurance              215,361       177,153        713,444      754,284
                             ___________   ___________    ___________  ___________
      Total expenses         $ 2,487,437   $ 2,561,747    $ 7,683,476  $ 7,748,954
                             ___________   ___________    ___________  __________-
NET INCOME (LOSS)            $    82,197   $   (65,067)   $      (681) $  (314,677)
_________________
                             ===========   ===========    ===========  ===========






                         See notes to financial statements.


                                                                       Page 8
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
              EXHIBIT - COMPUTATION OF LOSS PER PARTNERSHIP UNIT
              __________________________________________________
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                   _________________________________________
                                  (UNAUDITED)







                                                     1 9 9 6        1 9 9 5
                                                   ___________    ___________


Partnership units outstanding                        3,118,303      3,118,303
                                                   ===========    ===========

Net Loss                                           $  (267,856)   $  (225,014)
                                                   ===========    ===========

Net Loss Per Partnership Unit                      $     (0.08)   $     (0.07)
                                                   ===========    ===========



































                         See notes to financial statements.



                                                                       Page 9
                           ALL-STATE PROPERTIES L.P.
                           _________________________

                          PART II - OTHER INFORMATION
                          ___________________________



ITEM 1 - Legal Proceedings
______   _________________

         Registrant is not involved in any legal proceedings that would have a material effect on the financial condition of Registrant.

ITEM 2 - Changes in Securities
______   _____________________

         There were no changes in the right of limited partners during the quarter covered by this report.

ITEM 3 - Defaults Upon Senior Securities
______   _______________________________

         There were no defaults by Registrant on its senior securities during the quarter covered by this report.

ITEM 4 - Submission of Matters to Vote of Security Holders
______   _________________________________________________

         No matters were submitted during the quarter covered by this report to a vote of limited partners.

ITEM 5 - Other Information
______   _________________

         None.

ITEM 6 - Exhibits and Reports on Form 8-K
______   ________________________________

         (a) Exhibit - Computation of earnings per partnership unit.

(b)Exhibit - Form 8-K filed August 31, 1995, incorporated by reference.



























                                                                       Page 10










                                  SIGNATURES
                                  _________-

Pursuant to the requirement of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALL-STATE PROPERTIES L.P.



                                   By:
                                        ____________________________
                                            STANLEY R. ROSENTHAL
                                               General Partner






Dated:                       , 1996
      ______________________