Form 10-Q
period 1996-09-30
ALL STATE PROPERTIES LP
filed 1996-11-18
CIK 745543

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED SEPTEMBER 30, 1996  COMMISSION FILE NUMBER 0-12895
                        ________________-_                         ________

                           ALL-STATE PROPERTIES L.P.
                           _________________________
            (Exact name of registrant as specified in its charter)



             Delaware                                     59-2399204
_____________________________________________________________________________-
    (State or other jurisdiction or                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)



5500 NW 69th Avenue, Lauderhill, FL                             33319
_______________________________________________________________________________
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code      (954) 735-6300
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


            Class                        Outstanding at September 30, 1996
            ____-                                       _________________-

Limited Partnership Units                               3,118,303 Units
________________________-                       _________________________-


























                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________

                    * * * * * * * * * * * * * * * * * * * *

                      FINANCIAL STATEMENTS AND SCHEDULES
                      __________________________________
                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                     _____________________________________



















                                                                    Page 1
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________



                                   I N D E X
                                   _________



ITEM         DESCRIPTION                                                NUMBER
___-         ___________                                                ______

PART I         Index                                                       1

               Financial Information:
               Condensed Balance Sheets -
               September 30, 1996 and June 30, 1996                        2

               Condensed Statements of Operations -
               Three Months ended September 30, 1996 and
               1995                                                        3

               Condensed Statements of Cash Flows -
               Three Months ended September 30, 1996
               and 1995                                                    4

               Notes to Condensed Financial Statements -
               September 30, 1996 and 1995                                 5

               Management's Discussion and Analysis of
               the Financial Condition and Results of
               Operations - September 30, 1996                             6

               Condensed Financial Information for City
               Planned Communities and Unicom Partnership,
               Ltd., 50% and 49-1/2% owned Real Estate
               Partnerships, respectively - September 30,
               1996, 1995 and June 30, 1996                                7

               Exhibit - Computation of Loss per Partner-
               ship Unit - September 30, 1996 and 1995                     8

Part II        Other Information                                           9

               Signatures                                                 10



                                                                       Page 2
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                           CONDENSED BALANCE SHEETS
                           ________________________
                       SEPTEMBER 30, 1996 AND JUNE 30, 1996
                       ____________________________________
                                  (UNAUDITED)





                                                  SEPTEMBER         JUNE
                                                     30TH           30TH
                                                 ___________-    ___________-
     Assets                                        1 9 9 6         1 9 9 6
     ______                                      ____________    ____________
                                                 (UNAUDITED)     (UNAUDITED)

Cash                                             $      8,423    $      1,717
Receivables                                             2,930           1,720
Real estate and construction in progress
 (not in excess of net realizable value)              105,635         217,036
Other assets                                            4,845           2,438
                                                 ____________    ____________

Total Assets                                     $    121,833    $    222,911
____________
                                                 ============    ============

     Liabilities and Partners' Capital (Deficit)
     ___________________________________________

Liabilities:

   Notes payable - related party                 $     62,276    $     60,765
   Notes payable                                      466,610         452,595
   Accounts payable and other liabilities             112,313         275,294
   4% convertible subordinated debentures due
    1989                                            2,384,452       2,368,181
   Partnership distributions payable                  252,496         252,496
                                                 ____________    ____________

                                                 $  3,278,147    $  3,409,331
                                                 ____________    ____________

Deficiency in real estate joint venture          $    899,354    $    875,354
                                                 ___________-    ____________

Partners' Deficit                                $ (3,846,590)   $ (3,854,095)
Notes receivable - officers/partners                 (209,078)       (207,679)
                                                 ____________    ____________

                                                 $ (4,055,668)   $ (4,061,774)
                                                 ___________-    ____________

Total Liabilities and Partners' Capital
_______________________________________
 (Deficit)                                       $    121,833    $    222,911
 _________
                                                 ============    ============











                      See notes to financial statements.



                                                                        Page 3
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                      CONDENSED STATEMENTS OF OPERATIONS
                      __________________________________
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ______________________________________________
                                  (UNAUDITED)









                                                      1 9 9 6       1 9 9 5
                                                    ___________   ___________
REVENUES:
________

  Sale of real estate                               $   175,000   $       -
  Loss from real estate partnership                     (24,000)      (34,022)
  Other                                                   6,205         8,630
                                                    __________-   ___________

                                                    $   157,205   $   (25,392)
                                                    __________-   ___________

COST AND EXPENSES:
_________________

  Cost of real estate sold                          $   108,419   $       -
  Selling, general and administrative                    16,076        21,176
  Interest                                               25,205        25,667
                                                    ___________   ___________

                                                    $   149,700   $    46,843
                                                    __________-   ___________

Net Income (Loss)                                   $     7,505   $   (72,235)
_________________
                                                    ===========   ===========
INCOME (LOSS) PER PARTNERSHIP UNIT OUTSTANDING      $      0.00   $     (0.02)
______________________________________________
                                                    ===========   ===========

CASH DISTRIBUTIONS PER UNIT                              NONE          NONE
___________________________
                                                         ====          ====




















                      See notes to financial statements.



                                                                        Page 4
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                      CONDENSED STATEMENTS OF CASH FLOWS
                      __________________________________
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ______________________________________________
                                  (UNAUDITED)

                                                     1 9 9 6        1 9 9 5
                                                   ___________    ___________
CASH FLOW FROM OPERATING ACTIVITIES:

   Cash from sale of real estate                   $   175,000     $      -
   Cash received principally from rental
    activities                                           1,990          3,987
   Cash paid for selling, general and
    administrative expenses                           (176,824)       (14,625)
   Cash paid for cost of sales                          (1,660)           -
                                                   __________-    ___________

      Net Cash Consumed by Operating
       Expenses                                    $    (1,494)   $   (10,638)
                                                   ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:

    Cash from borrowing                            $     8,200    $      -
                                                   __________-    ___________

NET INCREASE (DECREASE) IN CASH AND CASH
________________________________________
 EQUIVALENTS                                       $     6,706    $   (10,638)
___________-

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1,717         14,797
_____________________________________-_______-     __________-    ___________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     8,423    $     4,159
_______________________________________-__
                                                   ===========    ===========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
_____________________________________-_________
 CONSUMED BY OPERATING ACTIVITIES:
 ________________________________

   Net Income (Loss)                               $     7,505    $   (72,235)
                                                   ___________    ___________

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
________________________________________
 CASH CONSUMED BY OPERATING ACTIVITIES:
 _____________________________________

   Loss of real estate partnerships                $    24,000    $    34,022
   Changes in Assets and Liabilities:
     Increase in accrued interest payable               25,203         25,666
     (Increase) in accrued interest receivable          (3,005)        (3,005)
     (Decrease) increase in accounts payable          (162,981)         5,527
     Decrease (increase) in other assets                (2,407)         1,025
     Increase (decrease) in accounts receivable         (1,210)        (1,638)
     Decrease in cost of real estate                   111,401            -
                                                   __________-    ___________

       Total adjustments                           $    (8,999)   $    61,597
                                                   ___________    ___________

NET CASH CONSUMED BY OPERATING ACTIVITIES          $    (1,494)   $   (10,638)
________________________________________-
                                                   ===========    ===========






                      See notes to financial statements.



                                                                        Page 5
                           ALL-STATE PROPERTIES L.P.
                           _________________________
                            (A LIMITED PARTNERSHIP)
                             _____________________
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    _______________________________________
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ______________________________________________
                                  (UNAUDITED)







1. The financial statement information for the three months ended September 30, 1996 and 1995 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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

3. Unicom Partnership, Ltd. ("Unicom") (a limited partnership) was formed in October, 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC"have a 99% limited partnership interest in Unicom. Accordingly, the beneficial owners of Unicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Unicom are presented on a combined basis to offer a complete representation of the related entities.








                                                                     Page 6
                          ALL-STATE PROPERTIES L.P.
                          _________________________
                           (A LIMITED PARTNERSHIP)
                           _______________________
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 ___________________________________________
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                _____________________________________________
                              SEPTEMBER 30, 1996
                              __________________



FINANCIAL CONDITION
___________________

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended September 30, 1996.

     As of September 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

      1.00% to the general partner
     49.50% to the other partner in Unicom
      7.50% to certain individuals who made cash advances on behalf of the
            Company
     42.00% to the Company
    _______

    100.00%
    ______

     In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced byh them to CPC.

     Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 12.68% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

RESULTS OF OPERATIONS
_____________________

     Net income for the three months ended September 30, 1996, as compared with the three months ended September 30, 1995, increased by 110% as a result of the sale of condominium units.
















                                                                      Page 7
            CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
            ___________________________________________________________-
                                 SEPTEMBER 30, 1996
                                 __________________
                 CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
                 ___________________________________________________

                          CONDENSED COMBINED BALANCE SHEETS
                          _________________________________
                        SEPTEMBER 30, 1996 AND JUNE 30, 1996
                        ____________________________________
                                     (UNAUDITED)

                                                          SEPTEMBER        JUNE
                                                           30, 1996     30, 1996
                                                      ______________-   ____________
ASSETS:
______
Property and equipment - net of depreciation          $   28,353,314   $ 28,564,402
Cash                                                          682,975      1,064,575
Cash - restricted                                             625,854        592,798
Real estate held for sale (cost)                                9,666          9,666
Deferred and prepaid expenses                               1,526,170      1,337,190
Other assets                                                  362,003        298,282
Note receivable - related party                                62,276            -
                                                         ____________   ____________
      Total                                              $ 31,622,258   $ 31,866,913
                                                         ============   ============
LIABILITIES AND PARTNERS' CAPITAL:
_________________________________
Mortgage payable, including accrued interest             $ 27,635,329   $ 27,680,139
Accounts payable and other liabilities                      1,489,864      1,186,790
Notes payable - related parties                             4,837,256      4,758,247
Notes payable - non-interest bearing                          190,000        208,555
Unamortized interest mortgage modification                  2,439,807      2,453,679
Note payable                                                  170,745        695,780
Partners' capital (deficit)                                (5,140,743)    (5,116,277)
                                                         ___________-   ____________
      Total                                              $ 31,622,258   $ 31,866,913
                                                         ============   ============

                   CONDENSED COMBINED PROFIT AND LOSS INFORMATION
                   ______________________________________________
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ______________________________________________
                                     (UNAUDITED)

                                                            1 9 9 6         1 9 9 5
                                                          ___________    __________-
REVENUES:
________
Rental                                                    $ 2,566,807    $ 2,499,709
Interest and other                                             17,814         14,355
                                                          ___________    __________-
      Total income                                        $ 2,584,621    $ 2,514,064
                                                          ___________    ___________

EXPENSES:
________
General and administrative                                $ 1,555,384    $ 1,457,590
Interest                                                      624,567        690,627
Depreciation and amortization                                 228,400        229,800
Taxes and insurance                                           200,736        212,380
                                                          ___________    ___________
      Total expenses                                      $ 2,609,087    $ 2,590,397
                                                          ___________    __________-
NET LOSS                                                  $   (24,466)   $   (76,333)
_______-
                                                          ===========    ===========




                         See notes to financial statements.



                                                                       Page 8
                          ALL-STATE PROPERTIES L.P.
                          _________________________
                           (A LIMITED PARTNERSHIP)
                            _____________________
            EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
            ________________________________________________________-__
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                ______________________________________________
                                 (UNAUDITED)







                                                     1 9 9 6        1 9 9 5
                                                   ___________    ___________


Partnership units outstanding                        3,118,303      3,118,303
                                                   ===========    ===========

Net Income (Loss)                                  $     7,505    $   (72,235)
                                                   ===========    ===========

Net Income (Loss) Per Partnership Unit             $      0.00    $     (0.02)
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



                                       ALL-STATE PROPERTIES L.P.



                                   By:
                                        ____________________________
                                            STANLEY R. ROSENTHAL
                                               General Partner






Dated:      November 14,     1996
      ______________________