Form 10-K
period 1996-06-30
ALL STATE PROPERTIES LP
filed 1996-12-31
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission File No.
     June 30, 1996                                       0-12895_______________

                           ALL-STATE PROPERTIES L.P.___________________________
            (Exact name of Registrant as specified in its charter)


             Delaware                                     59-2399204___________
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

1674 N.W. 56th Avenue, Lauderhill, Florida                      33313__________
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, with area code:       (954) 735-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                    Name of each exchange on which registered____

    None                                          Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

Tile of Class_____________

Limited partnership units.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X         NO


The aggregate market value of the limited partnership units held by non-affiliates of Registrant is not ascertainable. (See Page II-1)





                                  PART I                                  _____



ITEM 1.   BUSINESS_______   ________

    (a)   General Development of Business          ____________________________

          All-State Properties L.P. (a limited partnership) (the "Partnership") was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties Inc. (the "Corporation"). The terms "Company" and "Registrant" refer to the Partnership or the Corporation or both of them as the context requires. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders.

          Registrant's principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

          (i) Through a 49.5% owned Florida limited partnership, Unicom Partnership Ltd. ("Unicom"), Registrant is engaged in the operation of an adult rental apartment project on 78.2 acres of land. (See Note 2 to financial statements.)

          (ii) Through a 50% owned real estate joint venture, City Planned Communities ("CPC"), Registrant was engaged in the development and sale of commercial and residential land. (See Note 2 to financial statements.)

          (iii)  Through a 99% owned Florida limited partnership, Wimbledon
Development  Ltd.  ("Wimbledon"),  Registrant  is  attempting  to  sell   a
condominium development. See Item 1(b)(1)(i)(c).

    (b) (1) NARRATIVE DESCRIPTION OF BUSINESS            ______________________

          (i) (a)   Adult Rental Apartment Project                    _________

          In April, 1987, CPC sold approximately 78 acres of land to Unicom for the purpose of constructing a 324-unit adult apartment rental project on the land. Registrant holds a 49.5% limited partnership interest in Unicom. (See Note 2.) The beneficial owners of Unicom are substantially the same as the holders of CPC partnership interests. The general partner of Unicom was Sadkin Associates, Inc., an affiliate of the late Herbert Sadkin, who died in February, 1989. Following Mr. Sadkin's death, the limited partners requested that Unicom retain Mr. Stanley Rosenthal, the General Partner of Registrant, as manager. Currently, all of Mr. Rosenthal's total compensation is considered compensation as manager of Unicom. (See Items 11 and 13.)



                                    I-2


          The project is adjacent to the Inverrary and Woodlands Country Club communities in Broward County, Florida, which are upper-income retirement developments. The project consists of 80 one-bedroom, one-bath apartments of approximately 800 square feet and 244 two-bedroom, two-bath apartments of approximately 1,025 square feet. It includes a 29-acre lake and has dining and clubhouse facilities containing an auditorium, a swimming pool, various craft centers, a health club, game and club rooms, and a beauty and barber shop.

          The project is designed to meet the special needs of the elderly and includes features designed to appeal to upper-income retirees. Primary emphasis is placed on security with a well-designed entrance-exit monitoring system, emergency alarm systems in apartments, a security gate entrance and security fence as well as lever door handles and handrails along halls and stairs, and includes fire alarm systems and smoke detectors. Amenities include built-in washers and dryers and balconies or terraces.

          The monthly rentals range from $2,400 per month for the one-bedroom units to $2,800 per month for the two-bedroom units, and include food service, maid service and electricity. The facility is 98-percent leased and occupied.

          As of July 1, 1989, amended June, 1990 and January, 1992, Unicom entered into a management agreement with Senior Lifestyle Corporation, an Illinois corporation ("Senior Lifestyle"). The agreement as amended provided for a term which expired in December 1997. Senior Lifestyle received compensation for management services consisting of 6.5% of the residential, commercial and miscellaneous income, but not less than $100,000 or greater than $525,000 per year. The partnership terminated the management agreement as of July 31, 1995. The property is self-managed. A management fee of 4% of total income was paid to the partners assuming the managerial responsibility, of which $8,333 per month was paid to Senior Lifestyle Management Corporation for continuing services. The new management arrangement has been approved by HUD. (See Item 11.)

          On July 28, 1995, Unicom Partnership Ltd. ("Unicom"), successfully concluded a reassignment and reinstatement of its mortgage note in the amount of $27,638,955.87 from the Department of Housing and Urban Development ("HUD") to the Government National Mortgage Association ("GNMA"). The reinstated, reinsured mortgage will mature on January 1, 2029. It will bear interest at the rate of eight (8%) percent per annum, which includes a 0.25% servicing fee. In addition, Unicom will pay one-half of one percent per annum mortgage insurance premium.

          Unicom had accrued unpaid interest and other liabilities related to the mortgage in a total amount of $3,896,730. The total adjusted accrued interest and closing costs paid at the closing equaled $1,502,183. This resulted in a saving of $2,394,547, which saving will be amortized over the remaining life of the mortgage. The saving resulted from the difference between the accrual at the original note rate and the borrowing rate charged by HUD.

          In order to accomplish the closing, the company borrowed $1,547,125. Of this amount, $500,000 was borrowed commercially (personally guaranteed by Mr. Rosenthal), to be repaid in one (1) year out of surplus cash earned by the company at an interest rate of two (2%) percent over



                                    I-3





prime (the loan was repaid in July, 1996); $1,047,125 was borrowed from certain partners and other investors, to be repaid after the above bank loan is repaid, also from surplus funds at three (3%) percent over prime. In addition, because of the disproportionate contribution by certain partners in relationship to the other partners and because of new investors, the group was awarded a 3.41% interest in distributions from Unicom. All-State Properties L.P. did not participate in the investment, and as a result, its interest in distributions will be further diluted by 1.85% to 30.64%.

          (i) (b)  CPC Operations                   ______________

          Foreclosure Proceedings          _______________________
- As of October 26, 1992, the Company owed $2,511,551 of principal plus accrued interest of $655,036 to a bank. Collateral for the loan was substantially all the land owned by CPC. The bank obtained a final judgment of foreclosure, and a sale of the property took place on October 26, 1992.

          The Company recognized an extraordinary gain of $3,166,587, or $1.01 per unit in the fiscal year of foreclosure.

          CPC recognized a loss of $99,125 (the carrying value of the land taken by foreclosure, $333,101, less the real estate tax liability of $233,976). This directly affected the Company by $49,562 due to its 50% interest in CPC.

          (i) (c)  Condominium Units                   _________________

          In November, 1986, Registrant formed Wimbledon Development Ltd., a Florida Limited partnership, for the purpose of constructing up to 48 units on six acres of land remaining from a condominium project known as Wimbledon constructed by Registrant during the period 1971-1978. The condominium project could be comprised of six two-story buildings of eight units each. All the units are two-bedroom, two-bath units of 1,000 square feet and are selling for $37,500. Two such buildings on two acres of land were completed and twelve units have been sold. One unit is currently used for a sales office and model. Currently, two (2) units are under contract for sale. Mortgages totaling $270,974 on the two buildings were in default and were purchased for and reduced to $125,000. (See Note 10.) Wimbledon owed $135,000 in recreational assessments to the operating association. By agreement, the delinquency would be paid out of proceeds from the sale of the remaining four acres of land, together with 50% of any profit realized. The property was sold on September 17, 1996, and the obligation was satisfied by a payment of $137,035 to the association. (See Note 7.)

          (ii)  Registrant has no plans for any new products.

          (iii) Registrant purchased building materials which are available from many sources.

          (iv)  Registrant holds no patents, trademarks, etc.

          (v) No part of Registrant's business is subject to significant seasonal variation.



                                    1-4





          (vi) Registrant's only present source of working capital is the cash distributions made to it by CPC. Any cash distributions from Unicom and Wimbledon which may be received in the future will be available for working capital and distribution to investors and limited partners. (See Note 2.)

          (vii) The apartment rental and condominium sale markets are not dependent upon a single or a few customers, but instead rely on a wide customer base. The Unicom units are expected to be rented to upper income retirees. The Wimbledon units are expected to be sold to singles and to young married couples.

          (viii) No portion of Registrant's business involved government contracts.

          (ix) The adult rental apartment market in South Florida is highly competitive. Martinez & Associates, consultants retained by Unicom and specializing in housing for the elderly, identified nine facilities in the Fort Lauderdale area as being competitive with the Unicom complex. However, the Unicom project offers larger units and makes available more two-bedroom units than its competitors.

                    The condominium sales market is very competitive in Broward County.

          (x)       Registrant incurs no research and development expenses.

          (xi) In the development and sale of their properties, Registrant, Unicom and Wimbledon are required to comply with applicable zoning and environmental regulations. It is believed that compliance with environmental regulations will have no material effect upon capital expenditures, earnings or competitive position of Registrant in future periods.

          (xii) Registrant (including Wimbledon) employs two part-time people. Unicom employs 87 people full time and 43 people part time, engaged in the operation of the retirement facility.

    (d)   Unicom has no foreign operations or export sales.

ITEM 2.   PROPERTIES_______   __________

          At June 30, 1990 Unicom held 78 acres on which it completed the construction of a 324 unit adult rental apartment project. See item 1(b)(1)(i)(a).

          The Company has outstanding 4% subordinated convertible debentures that became due September 30, 1989 (the "Debentures") in the
aggregate   principal  amount  of  $1,627,112.  Accrued  interest   thereon
aggregated $741,069 at June 30, 1996. The payment of the interest and principal on the Debentures is subordinate to payment of certain senior debt which remains outstanding. Consequently, the Registrant has been prohibited from paying the Debentures since maturity. Nonetheless, the Registrant believes that its assets are sufficient eventually to satisfy the senior indebtedness and pay the principal of and accumulated interest on the Debentures.

                                    1-5




          At June 30, 1996, Registrant, through Wimbledon Development Ltd., owned four acres of land adjacent to its completed Wimbledon townhouse project in the City of Lauderhill, Broward County. This land is held for residential development. A contract was entered into on April 27, 1995 to sell the property for a sales price of $175,000. The closing took place on September 17, 1996. (see Item 1.(b)(1)(i)(c).

ITEM 3.   LEGAL PROCEEDINGS______    _________________

          Foreclosure Proceedings          _______________________
- As of June 30, 1992, the Company  owed
$2,511,551 of principal plus accrued interest of $655,036 to a bank. Collateral for the loan was substantially all the land owned by CPC. The bank obtained a final judgment of foreclosure and a sale of the property took place on October 26, 1992. (See Item 1(b)(1)(i)(b).)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS_______   ________

          No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.
























                                    I-6




                                  PART II                                  ____






ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY______
           HOLDER MATTERS           ______________

           (a) In June, 1988, Registrant advised its unit holders that in order to avoid classification as a "publicly traded limited partnership" under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

                    There were no trades made through the Registrant's matching service for the years ended June 30, 1993 through June 30, 1996. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

           (b) As of September 30, 1996, there were 1,322 holders of record of 2,826,404 limited partnership interests, excluding individual participants in security nominee or street names.

                    Pursuant to the Plan of Liquidation and Dissolution of All-State Properties, Inc. and the Limited Partnership Agreement of All-State Properties L.P. upon the dissolution of the Corporation, stockholders automatically received one unit of partnership interest for each share of stock held and became record holders of limited partnership units. However, until the stockholders submitted their stock certificates for exchange and had taken other necessary steps, they would not become limited partners.

                    As of September 30, 1996, 1,582 of the 2,904 record holders of limited partnership interests holding 291,661 units had not submitted their stock certificates for exchange.

           (c) (d) The Company never paid cash dividends on its common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989.



















                                   II-1


                                          ALL-STATE PROPERTIES L.P.
                                      (A LIMITED PARTNERSHIP) (NOTE 1A)
                                    AS OF AND FOR THE YEARS ENDED JUNE 30
                                                  UNAUDITED

SELECTED CASH FLOW AND OPERATING________________________________
 STATEMENT DATA                              1 9 9 6      1 9 9 5      1 9 9 4
    1 9 9 3      1 9 9 2

REVENUE:________
  Equity in net earnings (loss) of
   real  estate  partnerships               $   (76,228) $  (127,122) $
(121,015) $  (319,307) $(1,090,943)
  Other income                                   99,341       36,396
27,970       22,705       90,801
     Total                                  $    23,113  $   (90,726) $
(93,045) $  (296,602) $(1,000,142)
                                            ===========  ===========
===========  ===========  ===========

Income (Loss) before Extraordinary
 Items                                      $  (330,087) $  (294,903) $
(487,973) $  (689,463) $(1,920,794)
                                            ===========  ===========
===========  ===========  ===========

Net Income (Loss)                           $  (330,087) $  (294,903) $
(341,999) $ 2,477,124  $(1,920,794)
                                            ===========  ===========
===========  ===========  ===========

Per Share/unit - fully diluted:
 Net income (loss) before
 Extraordinary  Items                       $      (.10) $      (.09) $
(.15) $      (.22) $      (.61)
                                            ===========  ===========
===========  ===========  ===========

Net Income (Loss)                           $      (.10) $      (.09) $
(.11) $       .79  $      (.61)
                                            ===========  ===========
===========  ===========  ===========

SELECTED BALANCE SHEET DATA___________________________
  Total  assets                             $   222,911  $   375,421  $
371,503  $   565,653  $   624,738
                                            ===========  ===========
===========  ===========  ===========

  Notes, mortgages and construction loans   $   452,595  $   450,041  $
346,038  $   378,445  $ 2,857,261
  4% convertible debentures, due 1989,
   including accrued interest                 2,368,181    2,303,097
2,238,013    2,172,929    2,107,844
     Total                                  $ 2,820,776  $ 2,753,138  $
2,584,051  $ 2,551,374  $ 4,965,105
                                            ===========  ===========
===========  ===========  ===========


Cash Dividends Declared Per Share/Unit      $      NONE  $      NONE  $
NONE  $      NONE  $      NONE
                                            ===========  ===========
===========  ===========  ===========

                                      See notes to financial statements.



                    CITY  PLANNED COMMUNITIES, (A PARTNERSHIP)  AND  UNICOM
                                               PARTNERSHIP LTD.
   _________________________
                                           (A LIMITED PARTNERSHIP)

                                           SELECTED FINANCIAL DATA

                                     AS OF AND FOR THE YEAR ENDED JUNE 30

                                                  UNAUDITED




SELECTED INCOME STATEMENT DATA                1 9 9 6      1 9 9 5      1 9 9 4
     1 9 9 3      1 9 9 2___
Sales and rental of real estate             $ 10,186,182 $  9,874,474 $
9,475,261 $  8,635,012 $ 6,541,912

Interest and other income                         74,341       75,179
42,820       26,803      46,666

Total Revenues                              $ 10,260,523 $  9,949,653 $
9,518,081 $  8,661,815 $  6,588,578
                                            ============ ============
============ ============ ============

Net Income Loss Before Extraordinary
 Item                                       $    224,775 $   (589,551)$
(597,908)$ (1,453,356)$(3,127,335)
                                            ============ ============
============ ============ ============

Net Income (Loss)                           $    224,775 $   (589,551)$
(597,908)$ (1,552,481)$(3,127,335)
                                            ============ ============
============ ============ ============

SELECTED BALANCE SHEET DATA___________________________

Total assets                                $ 31,866,913 $ 31,567,368 $
32,550,887 $ 32,578,489 $33,323,101
                                            ============ ============
============ ============ ===========

Partners' Cash Distributions                $       NONE $       NONE $
NONE $       NONE $       NONE
                                            ============ ============
============ ============ ============

NOTE:  Information  shown  is from the combined financial statements of City
Planned  Communities  and  Unicom
Partnership Ltd.





                                  See notes to combined financial statement.





ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE_______   ________________
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          ______________
          - ALL-STATE PROPERTIES L.P.          ___________________________

          YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED          ____________
          JUNE 30, 1995          _____________

FINANCIAL CONDITION___________________

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended June 30, 1996.

     As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

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

RESULTS OF OPERATIONS_____________________

    Revenues     ________   Revenues increased by 140% for the year ended
June 30, 1996 as compared to 1995 from the operation of the Unicom retirement center and the sale of condominium units.

     Costs and Expenses     __________________    The total costs and expenses
for the year ended June 30, 1996 increased by 75% as compared to 1995 due to the cost of condominium units sold and the writedown of the value of the remaining units.

     Net Loss   Net loss was increased by 12%.     ________

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE_______   ________________
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS          ______________
          - ALL-STATE PROPERTIES L.P.          ___________________________

          YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED          ____________
          JUNE 30, 1994          _____________


FINANCIAL CONDITION___________________

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended June 30, 1995.

As of June 30, 1995, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 23.35% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

     1.00% to the general partner
    49.50% to the other partner in Unicom
     7.49% to certain individuals who made cash advances
           on behalf of the Company
    42.01% to the Company   _______

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

RESULTS OF OPERATIONS_____________________

     Revenues     ________   Revenue losses decreased by 3% for the year ended
June 30, 1995 as compared to 1994 due to the equity in reduced losses generated in real estate partnerships from the operation of the Unicom retirement center.

     Costs and Expenses     __________________    The total costs and expenses
for the year ended June 30, 1995 decreased by 48% as compared to 1994. Selling, general and administrative expenses decreased by the $200,000 reduction in the value of the real estate held taken in 1994.

     Net Loss     ________   Net loss was reduced by 14%.

ITEM 7. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND ______ RESULTS OF OPERATIONS - CITY PLANNED COMMUNITIES AND UNICOM
          PARTNERSHIP LTD.          ________________

          YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995



     The net income for the year ended June 30, 1996 as compared to 1995 increased by 140% as a result of an increase in the net income from the retirement community and a reduction in interest accrual by virtue of a change in the loan rate.

     As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

      1.00% to the general partner
     49.50% to the other partner in Unicom
      7.50% to certain individuals who made cash advances on behalf of the Company
     42.00% to the Company    _______

    100.00%    _______

     In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

     On July 28, 1995, the mortgage payable in the amount of $27,638,956 was reinstated and modified. The rate of interest was reduced to 8%, including servicing. As a result of the modification, $2,498,809 in accrued interest was forgiven. (See Note 5 to financial statements.)

ITEM 7. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND_______ RESULTS OF OPERATIONS - CITY PLANNED COMMUNITIES AND UNICOM
          PARTNERSHIP LTD.          ________________

          YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

     The net loss before extraordinary item decreased by 1% for the year ended June 30, 1995 as compared to 1994.

     As of June 30, 1995, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 23.35% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

     1.00% to the general partner
    49.50% to the other partner in Unicom
     7.49% to certain individuals who made cash advances on behalf of the Company
    42.01% to the Company   _______

   100.00%   _______

     In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA__________________________


                         ALL-STATE PROPERTIES L.P.
                               P O BOX 5524
                      FORT LAUDERDALE, FL 33310-5524

             Telephone (954) 735-6300      Fax (954) 749-5664



The accompanying balance sheets of All-State Properties L.P. (a limited partnership) (Note 1A) as of June 30, 1996 and the related statements of operations, changes in partners' capital (deficit) and cash flow for the year then ended and the schedule and exhibit listed in the index have been compiled in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants, and no accountant has expressed an opinion thereon. They have been prepared by the Registrant assuming that All-State Properties L.P. (a limited partnership) (Note 1A) will continue as a going concern. As explained in Note 11 to the financial statements, at June 30, 1996, conditions exist which indicate that the partnership is unable to generate sufficient cash flow to meet its obligations. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties.

No  auditing  procedures  have been performed since  September,  1989.  The
Registrant's cash flow is insufficient for the Registrant to compensate accountants for past or present services.

The Registrant intends to obtain audited financial statements for the 1990-96 periods as soon as it is in a financial position to compensate an accountant for such services.

                                 Very truly yours,

                                 ALL-STATE PROPERTIES L.P.



                                 By:                                    _______
                                       STANLEY R. ROSENTHAL
                                         General Partner

                         ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP) (NOTE 1A)
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 UNAUDITED

                                 I N D E X



                                                                PAGE


Partnership's Letter                                            II-8

FINANCIAL STATEMENTS:

   Balance Sheets                                               II-10

   Statements of Operations                                     II-11

   Statements of Changes in Partners' Capital (Deficit)         II-12

   Statements of Cash Flows                                     II-13/14

   Notes to Financial Statements                                II-15/23

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of Earnings per
    Unit                                                        IV-6

   Schedule X - Supplemental Income Statement Information
                 Charged to Cost and Expenses                   IV-5

   Selected Financial Data                                      II-2

                         ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP) (NOTE 1A)
                              BALANCE SHEETS
                          JUNE 30, 1996 AND 1995
                                 UNAUDITED

                                A S S E T S
                                                       JUNE 30
                                                1 9 9 6         1 9 9 5

Cash                                         $      1,717    $     14,797
Receivables:
   Trade and other                           $      1,720    $      4,639

Real estate held for sale and development
 at lower of cost or market value (Notes
 1D, 1E and 4):
   Land and land improvements                $     99,551    $    162,579
   Condominium homes completed and under
    construction                                  117,485         185,454
                                             $    217,036    $    348,033

Other Assets                                 $      2,438    $      7,952
                                             ------------    ------------
TOTAL ASSETS                                 $    222,911    $    375,421
                                             ============    ============

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:___________
   Notes payable (Notes 4 and 8)             $    452,595    $    450,041
   4% convertible subordinated debentures
    (Notes 5, 8 and 11)                         2,368,181       2,303,097
   Partnership distributions payable (Note 9)     252,496         252,496
   Notes payable - related party (Note 2)          60,765          16,400
   Accounts payable and other liabilities
    (Note 7)                                      275,294         265,354
                                             $  3,409,331    $  3,287,388

DEFICIENCY IN PARTNERSHIPS:__________________________
   Undistributed earnings (loss) of partner-
    ships (Notes 1C, 1D, 2, 4 and 11)        $    875,354    $    814,126

COMMITMENTS AND CONTINGENCIES (Notes 2 and_____________________________
 11)                                         $        -      $        -
PARTNERS' CAPITAL (DEFICIT):___________________________
   Partners' capital (deficit) (3,772,419
    units authorized, 3,118,303 units out-
    standing) (Notes 4, 6 and 9)             $ (3,854,095)   $ (3,524,008)
   Notes receivable - officers/partners
    (including accrued interest of $67,822
    in 1996 and $62,227 in 1995 (Note 3)         (207,679)       (202,085)
                                             $ (4,061,774)   $ (3,726,093)

TOTAL LIABILITIES AND PARTNERS' CAPITAL                ________________________
(DEFICIT)                                   $    222,911    $    375,421 ______
                                             ============    ============


                    See notes to financial statements.
                                   II-10


                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                         STATEMENTS OF OPERATIONS                         _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                UNAUDITED                                  ____



                                      1 9 9 6      1 9 9 5      1 9 9 4

REVENUES (Note 1D):________

  Loss from real estate partner-
   ship (Note 2)                    $   (76,228) $  (127,122) $  (121,015)
   Interest and dividend income
    (Note 3)                             11,991       11,969       11,970
   Other                                 14,850       24,427       16,000
   Sale of condominium units             72,500          -            -

                                    $    23,113  $   (90,726) $   (93,045)

COST AND EXPENSES:_________________

  Selling, general and admini-
   strative expenses (Note 1E)      $   148,828  $   101,696  $   293,424
  Interest (Notes 1E, 4 and 5)          112,246      102,481      101,504
  Cost of condominium sold               92,126          -            -

      Total                         $   353,200  $   204,177  $   394,928

NET LOSS BEFORE EXTRAORDINARY_____________________________
 ITEM                               $  (330,087) $  (294,903) $  (487,973) ____

EXTRAORDINARY ITEM:__________________

   Gain on debt restructuring
    (Note 10)                               -            -        145,974

NET LOSS                            $  (330,087) $  (294,903) $  (341,999)_____
                                    ===========  ===========  ===========

NET INCOME OR (LOSS) PER________________________
 PARTNERSHIP UNIT, AFTER _______________________

 EXTRAORDINARY ITEM (Note 1F)       $     (0.10) $     (0.09) $     (0.11) ____

                                    ===========  ===========  ===========

CASH DISTRIBUTIONS PER UNIT             NONE        NONE          NONE ________
                                        ====        ====          ====











                      See notes to financial statements.
                                   II-11


                                          ALL-STATE PROPERTIES L.P.
                                      (A LIMITED PARTNERSHIP) (NOTE 1A)
                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT)
                                  YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                            ________________________________________
                                                  UNAUDITED
                              _________

     NOTES         TOTAL

   RECEIVABLE     PARTNERS
                                              NUMBER       GENERAL      LIMITED
    OFFICERS/      CAPITAL
                                             OF UNITS      PARTNER
PARTNERS    PARTNERS      (DEFICIT)
                                            ___________  ___________
___________  ___________   ___________
BALANCE - June 30, 1993                       3,118,303   $        2
$(2,887,106) $  (190,896)  $(3,078,002)_______

Net loss                                            -              -
(341,999)         -        (341,999)
Net increase in notes receivable-
 partners                                           -               -         -
        (5,594)       (5,594)
___________  ___________  ___________  ___________   ___________

BALANCE - June 30, 1994                       3,118,303  $         2
$(3,229,105) $  (196,490)  $(3,425,595)_______

Net loss                                            -              -
(294,903)         -        (294,903)
Net increase in notes receivable-
 partners                                           -              -          -
        (5,595)       (5,595)
___________  ___________  ___________  ___________   ___________

BALANCE - June 30, 1995                       3,118,303  $         2
$(3,524,008) $  (202,085)  $(3,726,093)_______

Net loss                                            -              -
(330,087)         -        (330,087)
Net increase in notes receivable-
 partners                                           -              -          -
        (5,594)       (5,594)
___________  ___________  ___________  ___________   ___________

BALANCE - June 30, 1996                       3,118,303  $         2
$(3,854,095) $  (207,679)  $(4,061,774)_______
                                            ===========  ===========
===========  ===========   ===========









                                      See notes to financial statements.



                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                         STATEMENTS OF CASH FLOWS                         _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                  ____
                                 UNAUDITED

                                         YEARS ENDED JUNE 30,
                                  1 9 9 6       1 9 9 5       1 9 9 4

NET INCREASE (DECREASE) IN CASH_______________________________
 AND CASH EQUIVALENTS (Note 1H)          ____________________

Cash Flows from Operating
 Activities:

   Cash received principally
    from rental activities
    and sale of condominiums    $    90,269   $    24,426   $    19,325
   Interest and dividends
    received                              4           -           6,376
   Cash paid for selling,
    general and administrative
    expenses                        (70,109)      (72,542)      (65,155)
   Interest paid                        -             -          (6,502)

      Net Cash (Used) Provided
       by Operating Activities  $    20,164   $   (48,116)  $   (45,956)

Cash Flows from Financing
 Activities:

   (Payment) Proceeds from
     notes payable              $   (57,895)  $    86,323   $       -
   Proceeds (payments) on
    note - related party -
    net                              24,651       (24,201)       45,432

      Net Cash Provided (used)
       by Financing Activities  $   (33,244)  $    62,122   $    45,432

NET INCREASE (DECREASE) IN CASH_______________________________
 AND CASH EQUIVALENTS           $   (13,080)  $    14,006   $      (524) _____
 CASH AND CASH EQUIVALENTS AT____________________________
 BEGINNING OF YEAR                   14,797           791         1,315 _______

CASH AND CASH EQUIVALENTS AT____________________________
 END OF YEAR                    $     1,717   $    14,797   $       791 _______
                                ===========   ===========   ===========








                    See notes to financial statements.
                                   II-13


                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                   STATEMENTS OF CASH FLOWS (CONTINUED)                   _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                  ___

                                         YEARS ENDED  JUNE 30,
                                  1 9 9 6       1 9 9 5       1 9 9 4
Reconciliation of net (loss)
 to net cash (used) provided
 by operating activities:

   Net (Loss)                   $  (330,087)  $  (294,903)  $  (341,999)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
   Cost of condominiums sold    $    82,997   $       -     $       -
   Depreciation and amortization        -             805           232
   Loss from real estate
    partnership                      76,228       127,122       121,015
   Gain on debt restructuring (1)       -             -        145,974)
   Write down of land to net
    realizable value (2 and 3)       48,000           -         200,000

Changes in assets and liabilities:
   Increase in notes payable         60,449           -             -
   Increase in accrued interest -
    related party notes               4,714         3,976         7,898
   (Increase) in notes receivable -
    partners                         (5,594)       (5,595)       (5,594)
   Decrease (increase) in trade
    and other receivables               -             (84)       (1,100)
   Decrease in deferred assets        2,919           -             552
   Decrease (increase) in other
    assets                            5,514           -         (14,633)
   Increase in 4% convertible
    subordinated debenture in-
    cluding accrued interest         65,084        65,084        65,084
   Increase in accounts payable
    and other liabilities             9,940        55,479        68,563
      Total Adjustments         $   350,251   $   246,787   $   296,043

NET CASH (USED) PROVIDED BY___________________________
 OPERATING ACTIVITIES           $    20,164   $   (48,116)  $   (45,956) ______
                                ===========   ===========   ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:_______________________

(1) The Partnership recognized a gain from its restructuring of certain debt in 1994 (See Note 10).

(2) The Partnership recognized a loss on a write down of certain land to net realizable value in 1994.

(3) The Partnership recognized a loss on the write down of condominiums held for sale, to net realizable value in 1996.

                    See notes to financial statements.
                                   II-14



                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995, AND 1994                 ____
                                 UNAUDITED                                  ___




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______   ___________________

         A. Basis of Presentation            _____________________

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

         B. Organization            ____________

            All-State Properties L.P. (a limited partnership) is the successor to All-State Properties Inc. and Subsidiaries. On September 20, 1984, the shareholders of All-State Properties Inc. approved a Plan of Liquidation pursuant to which the shareholders were issued limited partnership units in the Partnership in exchange for their stock of the Corporation.

         C. Equity in Partnerships            ______________________

            The investments in unconsolidated real estate partnerships are carried at cost plus the Company's equity (deficiency) in the partnerships' undistributed earnings (deficit) (Note 2).

         D. Operations and Income Recognition            ______________________

            The Company was primarily engaged in the development and sale of land through a 50% owned real estate partnership, City Planned Communities (Note 2), the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon Development Ltd. (Note 1A) and a 49.5% limited partnership interest in Unicom Partnership Ltd. (Note 2), which has constructed and operates an adult apartment rental community.







                                     II-15



                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                  ___


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)______   _______

         D.  Operations and Income Recognition (Continued)             ________

             Condominiums             ____________

             Revenues from the sale of condominiums are recorded at the time of closing. Construction costs, as outlined in FASB No. 67, Accounting for Cost and Initial Rental Operations of Real
             Estate Projects             _______________,  are allocated  to
             individual units based  on relative sales value of each unit.

         E.  Real Estate Held for Sale and Development             ____________

             Real estate held for sale and development is carried at the lower of cost or net realizable value. Costs of acquiring and developing land are accumulated and allocated on a per unit basis. During the period of development and construction, certain overhead, selling and carrying costs were capitalized to the extent that these capitalized costs did not increase the carrying value in excess of net realizable value.

             The  following  details  the  adjustments  to  the   valuation
             accounts   to reflect condominiums held for sale at their  net
             realizable value based on projected sales prices:

                                                 CHARGES      CREDIT TO
                                               TO RESERVE   COST OF SALES

             June 30, 1996                     $    48,000  $      39,602
                                               ===========  =============

             June 30, 1995                     $       -0-  $         -0-
                                               ===========  =============

             June 30, 1994                     $   200,000  $         -0-
                                               ===========  =============

             In  accordance  with FASB No. 34, Capitalization  of  Interest
             Cost             ____,  interest costs on qualifying assets under
             construction are capitalized until the assets are ready for their intended use. Thereafter, such expenses are a period cost. During the years ended June 30, 1996, 1995 and 1994, total interest incurred of $112,246, $102,481 and $101,504, respectively, were charged to current operations.

         F.  Income (Loss) Per Partnership Unit             ___________________

             Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. Effect is given to the convertible debentures that are dilutive.
                                   II-16


                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                  ___




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)______   _______

         G.  Property and Equipment             ______________________

             Property and equipment are recorded at cost and are depreciated over their estimated useful lives of 3 to 7 years. Assets acquired after 1986 are depreciated using the modified accelerated cost recovery method. The difference between accelerated and straight-line methods is not deemed to be material. The accelerated method is used for income tax purposes.

         H.  Cash and Cash Equivalents             _________________________

             For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE RECEIVABLE______   ______

         The Company owns a 50% interest in City Planned Communities (a general partnership) ("CPC"). In September 1986, the Company acquired a 49.5% limited partnership interest in a limited partnership, Unicom Partnership Ltd. The beneficial owners of Unicom Partnership Ltd. are substantially the same as the beneficial owners of City Planned Communities. Unicom Partnership Ltd. acquired land from City Planned Communities and has constructed an adult apartment rental community.

         CPC advanced approximately $12,700,000 to Unicom. The funds have been used by Unicom to fund project cost and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,352,210 in notes, loans and accrued interest to Unicom's capital.

         The Company discontinued applying the equity method to its investment in Unicom Partnership Ltd. (Unicom) in 1988 when the investment account was reduced to zero. The Company's cumulative share of Unicom's unrecognized losses from 1988 are $6,264,344. The Company will resume applying the equity method only after its share of the net income equals the share of net losses not recognized during the period the equity method was suspended. The unrecognized income or losses are not included in the Company's partners' deficiency.

         During the current year the Company's share of Unicom's income was $186,730.

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                  ___



NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE RECEIVABLE______   ______
          (Continued)

         As of June 30, 1996 and 1995, the details of the related party obligations between City Planned Communities and the Company are as follows:

                                                         JUNE 30,
                                                     1 9 9 6     1 9 9 5
         Note receivable from City Planned
          Communities - unsecured demand loan,
          interest at 8.5% per annum, including
          accrued interest                         $   114,835  $ 123,443

         Note payable to City Planned Communi-
          ties - unsecured demand loan, interest
          at 8.5% per annum, including accrued
          interest                                    (175,600)  (139,843)

             NET                                   $   (60,765) $ (16,400)
                                                   ===========  =========

         The Company's equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows:

                                         CITY
                                        PLANNED      UNICOM
                                      COMMUNITIES  PARTNERSHIP
                                       (NOTE 10)      LTD.      COMBINED

         1996                         $  (875,354) $       -0-  $(875,354)
                                      ===========  ===========  =========

         1996                             (100.0%)         -0-    (100.0%)
                                           ======          ===     ======

         1995                         $  (814,126) $       -0-  $(814,126)
                                      ===========  ===========  =========

         1995                             (100.0%)         -0-    (100.0%)
                                           ======          ===     ======

         As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of any cash that becomes available for distribution will be used to repay CPC. Once CPC has been repaid in full, and the aforementioned individuals have received their share of each distribution, remaining

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____



NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE RECEIVABLE______   ______
          (Continued)

         cash will be distributed as follows:

                     1.00% to the general partner
                    49.50% to the other partner in Unicom
                     7.50% to certain individuals who made cash
                             advances to Unicom on behalf of the
                             Company
                    42.00% to the Company                   _______

                   100.00%
                   =======

         In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

         The  Company also assigned  12.68% of its share  of  distributions
         from  CPC  to individuals in consideration of funds  advanced   by
         them to the Company.

NOTE 3 - NOTES RECEIVABLE - PARTNERS______   ___________________________

         The former treasurer and the general partner of the Company, who were officers of the predecessor corporation, originated on April 19, 1984 the notes receivable when they exercised their options to acquire 130,000 shares of common stock, which were subsequently exchanged for limited partnership units. The Company received cash and notes receivable from the transaction. The balances of notes receivable consists of the following as of June 30, 1996.

                PRINCIPAL
                INCLUDING
                 ACCRUED
                INTEREST          MATURITY DATE          INTEREST

                $ 207,679           July, 1997          4% per annum

         To secure their obligation to pay the notes and accrued interest, the Company was granted a lien on and a security interest in the units. Cash distributions which were previously applied as mandatory prepayments at 50% were increased to 100% and are to be applied first to accrued interest, and then as a reduction of principal until paid in full.

                         ALL-STATE PROPERTIES L.P.                         ____

                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____





                                                   1 9 9 6      1 9 9 5
NOTE 4 - NOTES PAYABLE______   _____________

         Notes payable at June 30 consist of the
          following:

         Notes  payable - individual  (including
         accrued   interest  of   $(36,512   and
         $25,110  respectively)  due  August  1,
         1997.   Interest  at  10%  per   annum,
         secured  by land and condominiums.  The
         Company assigned a 1% participation  in
         profits  and cash flow from  Unicom  or
         City  Planned Communities in  order  to
         obtain this loan. (Note 2).             $   129,810  $   175,110

         Note  payable = individuals  (including
         accrued interest of $71,902 and $56,738
         respectively) - due on demand, interest
         at  8.5%  per  annum,  unsecured.   The
         Company assigned 7.5% of its  potential
         distributions    from   City    Planned
         Communities to the individuals in order
         to  obtain  this loan and  other  funds
         advanced on the Company's behalf.  (See
         Note 2).                                    288,903      274,931

         Note   payable  -  (including   accrued
         interest  of $10,682) due December  31,
         1997  with interest  calculated  at  8%
         per annum from October 1, 1990.              33,882          -
                                                 ___________  ___________

                                                 $   452,595  $   450,041
                                                 ===========  ===========

         Amortization of principal until maturity will be as follows as of June 30, 1996:

                        June 30, 1997    $ 288,903
                        June 30, 1998      163,692

                                         $ 452,595
                                         =========

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____



NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES______   _______________________

         The 4% convertible subordinated debentures at June 30, consist of the following:

                                      1 9 9 6      1 9 9 5      1 9 9 4

         Convertible at $3 per unit $ 1,625,301  $ 1,625,301  $ 1,625,301
         Convertible at $1 per unit       1,811        1,811        1,811
         Accrued interest (Note 8)      741,069      675,985      610,901

                                    $ 2,368,181  $ 2,303,097  $ 2,238,013
                                    ===========  ===========  ===========

NOTE 6 - INCOME TAXES______   ____________

         The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss, as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The
         partnership's  approximate  income  (losses)  for  tax   reporting
         purposes for the years ended June 30, 1996, 1995 and 1994 aggregated $575,000, ($295,000) and $319,000, respectively, which approximates income (losses) of $0.18, ($0.09) and income of $0.10 per unit, based on 3,118,303 outstanding partnership units.

NOTE 7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES______   _______________________

         Account payable and other liabilities at June 30, consist of the following:

                                      1 9 9 6      1 9 9 5      1 9 9 4

         Taxes, primarily real
          estate                    $    23,975  $    28,021  $    29,928
         Professional fees               94,954      112,312      109,059
         Other                          156,365      125,021       97,935

                                    $   275,294  $   265,354  $   236,922
                                    ===========  ===========  ===========

         Included above is approximately $135,000 in recreational assessments owed to the operating association. By agreement, the delinquency would be paid out of proceeds from the sale of the remaining four acres of land, together with 50% of any profit realized. The property was sold on September 17, 1996, and the
         obligation  was  satisfied  by  a  payment  of  $137,035  to   the
         association.

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____


NOTE 8 - ACCRUED INTEREST ______   ________________

         Accrued interest consists of the
          following:                                 1 9 9 6      1 9 9 5

         Interest payable included in
          notes payable (Note 4)                 $   119,096  $    81,848

         Interest included in 4% convertible
          subordinated debentures (Notes 5
          and 10)                                    741,069      675,985

                                                 $   860,165  $   757,833
                                                 ===========  ===========

NOTE  9 - PARTNERS' CAPITAL (DEFICIT)_______   ___________________________

          As of June 30, 1996, there are 1,582 shareholders holding 291,661 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June 30, 1996, has declared accumulated distributions of $.85 per each unit of partnership interest outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

          The Company did not make cash distributions to its unit owners during years ended June 30, 1996, 1995 and 1994.

NOTE 10 - RESTRUCTURED FINANCING_______   ______________________

          In October of 1993, the Company owed a bank interest and principal totaling $270,974 on two outstanding obligations (See
          Note 4). A limited partner of the Company purchased the obligation from the bank for $125,000 and advanced another $25,000 to the Company. The Company and the individual entered into a modification of the original mortgage and also assigned to the individual a 1% participation in profits and cash flows from Unicom or City Planned Communities.

          The obligation originally maturing on August 1, 1995 was extended to August 1, 1997.

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
                       NOTES TO FINANCIAL STATEMENTS                       ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____

NOTE 11 - BUSINESS UNCERTAINTIES_______   ______________________

          The Company has $2,368,181 of convertible subordinated debentures including accrued interest which matured on September 30, 1989 (Note 5).

          The Company's primary source of cash flow has been from its 50% owned real estate partnership, City Planned Communities (Note 2). The availability of future cash flow from City Planned Communities is dependent on the ability of Unicom to repay its obligations to the partners of CPC from its cash flow or from future sale proceeds.

          The Company also has a 49.5% limited partnership interest in Unicom (Note 2). However, the investment in Unicom has not generated cash flow to the Company, to date.

CITY PLANNED COMMUNITIES_______________________________________________________
5500 NORTHWEST 69TH AVENUE * LAUDERHILL, FLORIDA * 33319_______________________
(954) 572-1800 BROWARD * TELECOPIER (954) 749-5664_____________________________





The accompanying combined balance sheets of City Planned Communities (a partnership) ("CPC") and Unicom Partnership Ltd. (a limited partnership) ("Unicom") as of June 30, 1996 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended, and the supplemental information listed in the index, have been compiled by these partnerships in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants, and no accountant has expressed an opinion thereon. They have been prepared assuming that CPC and Unicom will continue as a going concern.

As discussed in Note 5, Unicom successfully completed a reassignment and reinstatement of its mortgage on July 28, 1995.

The  financial  statements  of  Unicom  have  been  audited.  No   auditing
procedures have been performed since September, 1989 for CPC.

As explained in the accompanying statements in respect of the financial statements of All-State Properties L.P., the undersigned entities intend to obtain audited financial statements for the 1990-1996 periods as soon as they are in a financial position to compensate an accountant for such services.

                                  Very truly yours,

                                  CITY PLANNED COMMUNITIES
                                  UNICOM PARTNERSHIP LTD.



                              By:                                  ____________
                                      STANLEY R. ROSENTHAL
                                      Managing Partner

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                  COMBINED COMPILED FINANCIAL STATEMENTS                  _____
                               JUNE 30, 1996                               ____
                                 UNAUDITED                                 ____



                              C O N T E N T S                              ____


                                                                      PAGE
                                                                ____

Partnerships' letter                                                  II-24

Combined Financial Statements:

   Balance Sheets                                                     II-26

   Statements of Operations                                           11-27

   Statements of Partners' Capital (Deficit)                          11-28

   Statements of Cash Flows                                        11-29/30

   Notes to Financial Statements                                   II-31/36

Supplemental Information:

   Explanation of eliminations to combining
    Financial Statements                                              11-37

   Combining Balance Sheets                                        II-38/41

   Combining Statements of Operations                              II-42/44

   Combining Statements of Partners' Capital (Deficit)                11-45

   Combining Statements of Cash Flows                              II-46/51

   Selected Financial Data                                             II-3

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                          COMBINED BALANCE SHEETS                          ____
                          JUNE 30, 1996 AND 1995                          _____
                                 UNAUDITED                                 ____

                                A S S E T S                                ____
                                                 1 9 9 6       1 9 9 5
Property and equipment, at cost (Notes 1B
 and 5):
   Building, including land of $966,170        $ 33,306,025  $ 33,240,474
   Furniture and equipment                        1,159,582     1,015,565
   China, glassware, silverware and utensils         41,713        41,713
                                               $ 34,507,320  $ 34,297,752
   Less accumulated depreciation and
    amortization                                 (5,942,918)   (5,048,352)
                                               $ 28,564,402  $ 29,249,400
Cash                                              1,064,575       645,770
Cash - restricted for tenants' security
 deposits                                           592,798       588,249
Real estate for sale - at cost (Note 5)
 - land                                               9,666        14,499
Deferred management fees - related party
 (Notes 1A and 4)                                   631,543       631,543
Funds held in escrow                                520,666       249,290
Prepaid expenses                                    184,981       132,230
Other assets                                        298,282        56,387

TOTAL ASSETS                                   $ 31,866,913  $ 31,567,368______
                                               ============  ============

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)               ______
LIABILITIES:___________
   Mortgage loan payable, including $183,312
    and $3,819,033 of accrued interest,
    respectively (Note 5)                      $ 27,680,139  $ 31,457,989
   Notes payable - others                           695,780           -
   Notes payable - non-interest bearing             208,555       258,555
   Notes payable - related parties, including
    $1,218,819 and $908,547 of accrued interest,
    respectively (Note 2)                         4,758,247     3,434,407
   Accounts payable and accrued expenses
    (Note 3)                                        609,540     1,001,736
   Tenant security deposits                         577,250       562,257
   Due to management company (Note 6A)                  -          43,750
   Other liabilities                                    -         149,726
   Deferred interest (Note 5)                     2,453,679           -
      Total Liabilities                        $ 36,983,190  $ 36,908,420

COMMITMENTS AND CONTINGENCIES (Notes 4, _____________________________
 6 and 7)                                               -             -

PARTNERS' CAPITAL (DEFICIT) (Note 4)             (5,116,277)   (5,341,052)_____

TOTAL LIABILITIES AND PARTNERS' CAPITAL                ________________________
 (DEFICIT)                                     $ 31,866,913  $ 31,567,368 _____
                                               ============  ============

                See notes to combined financial statements.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                     COMBINED STATEMENTS OF OPERATIONS                     ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____





                                   1 9 9 6       1 9 9 5       1 9 9 4
REVENUES:________

   Sale of land                  $     54,166  $        -    $        -
   Rental income                   10,132,016     9,874,474     9,475,261
   Interest income                     74,341        75,179        42,820

                                 $ 10,260,523  $  9,949,653  $  9,518,081

EXPENSES:________

   Cost of land sold             $      8,128  $        -    $        -
   Dietary and resident services    3,049,995     2,950,311     2,811,560
   General and administrative
    (Note 4A)                       1,069,538     1,271,180     1,128,805
   Marketing and advertising          239,951       216,810       273,540
   Maintenance and utilities        1,355,630     1,430,717     1,296,926
   Taxes and insurance                820,846       757,632       695,551

                                 $  6,544,088  $  6,626,650  $  6,206,382

NET INCOME BEFORE DEPRECIATION,_______________________________
 AMORTIZATION AND INTEREST:      $  3,716,435  $  3,323,003  $  3,311,699 _____

OTHER EXPENSES:______________

   Interest (Note 1C)            $  2,576,181  $  2,991,650  $  2,984,067
   Depreciation and
    amortization                      915,479       920,904       925,540

                                 $  3,491,660  $  3,912,554  $  3,909,607

NET INCOME (LOSS)                $    224,775  $   (589,551) $   (597,908)_____
                                 ============  ============  ============














                See notes to combined financial statements.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            _____
            COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)            _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____






                                   1 9 9 6       1 9 9 5       1 9 9 4

PARTNERS' CAPITAL (DEFICIT) -___________________________
 Beginning                       $ (5,341,052) $ (4,751,501) $ (4,153,593)

   Distributions (Note 4)                 -     (13,352,210)          -

   Contributions (Note 4)                 -      13,352,210           -

   Net income (loss)                  224,775      (589,551)     (597,908)

PARTNERS' CAPITAL (DEFICIT) -___________________________
 Ending                          $ (5,116,277) $ (5,341,052) $ (4,751,501)
                                 ============  ============  ============
































                See notes to combined financial statements.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)           ______
                     COMBINED STATEMENTS OF CASH FLOWS                     ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____



                                   1 9 9 6       1 9 9 5       1 9 9 4
INCREASE (DECREASE) IN CASH___________________________
AND CASH EQUIVALENTS____________________

Cash Flows from Operating_________________________
 Activities: __________
   Cash from customers/tenants   $ 10,032,700  $  9,941,179  $  9,502,667
   Interest received                   74,341        64,828        42,820
   Cash paid - interest            (3,422,967)   (3,592,924)   (2,588,942)
   Cash paid - suppliers, em-
    ployees and administrative
    expenses                       (6,780,382)   (6,628,886)   (6,302,289)

      Net Cash Provided (Used)
       by Operating Activities   $    (96,308) $   (215,803) $    654,256

Cash Flows from Investing_________________________
 Activities: __________
   Capital expenditures - net    $   (226,241) $   (180,278) $   (219,572)
   Escrow funding                    (288,762)      (44,983)      (59,307)
   Tenant security deposits            10,444        (5,521)        4,377
   Other                              (39,392)          -             -

      Net Cash Used by
       Investing Activities      $   (543,951) $   (230,782) $   (274,502)

Cash Flows from Financing_________________________
 Activities: __________
   Cash received - related
    party                        $  1,028,568  $     42,153  $     56,008
   Cash received - notes              245,890       121,027        59,504
    other                            (215,394)       15,771        (8,969)

      Net Cash Provided by
       Financing Activities      $  1,059,064  $    178,951  $    106,543

NET INCREASE (DECREASE) IN CASH_______________________________
 AND CASH EQUIVALENTS            $    418,805  $   (267,634) $    486,297 _____

CASH AND CASH EQUIVALENTS -___________________________
 BEGINNING OF YEAR                    645,770       913,404       427,107 _____

CASH AND CASH EQUIVALENTS -___________________________
 END OF YEAR                     $  1,064,575  $    645,770  $    913,404 _____
                                 ============  ============  ============





                See notes to combined financial statements.

                  CITY PLANNED COMMUNITIES (A PARTNERSHIP)                  ___
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
               COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)               ____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____




                                   1 9 9 6       1 9 9 5       1 9 9 4
Reconciliation of net profit
 (loss) to net cash provided
 (used) by  operating activities:

   Net income (loss)             $    224,775  $   (589,551) $   (597,908)

Adjustments to reconcile net
 profit (loss) to net cash
 provided (used) by operating
 activities:

   Depreciation and amortiza-
    tion                         $    915,479  $    920,904  $    925,540
   Increase in accrued interest
    payable                          (849,648)     (601,275)      398,346
   Decrease in real estate held
    for sale                            4,833           -             -
   (Increase) decrease in prepaid
    expense                           (48,989)       26,299       (57,873)
   Decrease (increase) in other
    assets and accounts receivable      4,889         9,713        (4,476)
   (Decrease) increase in accounts
    payable and accrued expenses     (347,647)      (45,181)       (9,373)
   Increase in other liabilities          -          63,288           -

      Total Adjustments          $   (321,083) $    373,748  $  1,252,164

NET CASH PROVIDED (USED) BY___________________________
 OPERATING ACTIVITIES            $    (96,308) $   (215,803) $    654,256 _____

                                 ============  ============  ============
                                                    (A)

   SCHEDULE OF NON-CASH INVESTING   ______________________________
    AND FINANCING ACTIVITIES:    ________________________


    (A) In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom. (See Note 4)








                See combined notes to financial statements.
                                   II-30


                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______   ___________________


         A.  Organization, Operations and Principles of Combination

             1.  City Planned Communities (Hereafter CPC)

                 The Partnership was formed in 1968 and is engaged in the business of land sales in Broward County, Florida. The two fifty percent partners of CPC are All-State Properties L.P. (a limited partnership) and NLI Partners, Ltd. (a limited partnership).

             2.  Unicom Partnership Ltd. (Hereafter Unicom)                 ___

                 The limited partnership was formed on October 27, 1986 to acquire land from CPC for the purpose of constructing and operating a 324 unit rental project which is being operated as an adult apartment rental complex (AARC).

             3.  Basis for Combination                 _____________________

                 All-State Properties L.P. and entities under common control with the partners of NLI Partners, Ltd. have a 99% limited partnership interest in Unicom. Accordingly, the beneficial owners of Unicom are substantially the same as those of CPC. Therefore, the financial statements of CPC and Unicom are being presented on a combined basis to offer a more complete presentation of the related entities. All intercompany transactions have been eliminated in combination.

                 In 1987, Unicom purchased 78 acres of land from CPC. Due to related ownership and control of the two entities and in accordance with prescribed accounting standards (Note
                 1D), the gross profit of approximately $3,158,000 from this sale, computed as follows, has been deferred:

                 Selling price                               $  4,000,000
                 Cost of land and land development               (822,000)
                 Closing costs                                    (20,000)

                                                             $  3,158,000
                                                             ============

         Pursuant to the Management Agreement with the deceased Managing Partner, the management fee related to this transaction was paid to the deceased Manager. The expense will be recognized when the profit is recognized.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)______   _______

         A.  Organization, Operations and Principles of Combination
              (Continued)

             4.  Cash and Cash Equivalents                 ____________________

                 For purposes of the statements of cash flows, the Company considers all unrestricted cash with maturities of three months or less to be cash equivalents.

         B.  Property and Equipment             ______________________

             1. Building is depreciated using the straight-line method over an estimated useful life of 40 years for financial statement purposes, whereas the modified accelerated cost recovery system ("MACRS") method over 27-1/2 years is used for tax presentation. Since the company is a partnership, income or losses are reported by the partners.
                 Accordingly, no tax effect results from the temporary differences.

             2. Furniture and equipment are depreciated using MACRS for both tax and financial statement presentation. Differences between this method and other accelerated depreciation methods are not material.

             3. China, glassware, silverware and utensils are represented by a base inventory. Additional acquisitions are expensed when purchased. The base inventory will only change if material variances occur.

         C.  Interest             ________

             In accordance with FASB Nos. 34 and 67, Capitalization of Interest Cost and Accounting for Costs and Initial Rental Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its intended use. Thereafter, such expenses are period costs. During the years ended June 30, 1996, 1995 and 1994, total interest incurred was $2,576,181, $2,991,650 and $2,984,067, respectively was charged to operations. (See Note 5).

         D.  Income Tax Reporting             ____________________

             For income tax purposes, CPC reports on the cash basis of accounting while Unicom reports on the accrual basis. Both utilize the accrual basis of accounting for financial reporting purposes. No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
           AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)           _____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____


NOTE 2 - NOTES PAYABLE - RELATED PARTIES______   ______________________________


         Funds advanced by various partners,
         evidenced by unsecured demand notes,
         bearing interest at 3% over prime
         rate.

                                                 1 9 9 6       1 9 9 5

         Total principal                       $  3,539,428  $  2,525,860
         Accrued interest                         1,218,819       908,547

                                               $  4,758,247  $  3,434,407
                                               ============  ============

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES______   ________________________

         Accounts payable and accrued expenses
         at June 30, 1996 and 1995 consist of
         the following:

                                                 1 9 9 6       1 9 9 5

         Accounts payable                      $    438,104  $    824,211
         Real estate taxes                          188,822       177,525

                                               $    626,926  $  1,001,736
                                               ============  ============

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES______   ____________________________

         A.  Management Agreements                                _____________

             In a prior year, Unicom entered into an agreement with an individual who is the general partner of All-State Properties L.P., to oversee the day-to-day operations of the AARC. In the prior year Unicom assigned a 5% interest of all available cash flows to the individual for services previously rendered. (See Note 6).

         B.  Notes Receivable - Unicom             _________________________

             Unicom had issued six letters of credit totaling approximately $9,700,000 as a prerequisite to obtaining HUD construction financing. In March 1989, $3,650,000 of the letters of credit were canceled and like amount in cash was loaned to Unicom by CPC. Unicom then advanced the funds to its lender to be used for additional project costs. CPC advanced approximately an additional $9,000,000 to Unicom for project costs, and all letters of credit were canceled. The advances by CPC to Unicom are evidenced by unsecured demand notes with various interest rates of 9%, prime plus 2% and 15% per annum. On

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
           AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)           _____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____





NOTE 4 - TRANSACTIONS WITH RELATED PARTIES (Continued)______   ________________

         B.  Notes Receivable - Unicom (Continued)             ________________

             November 4, 1991 the note holders agreed to amend the notes and eliminate interest after March 1, 1990. Accordingly, no interest has been accrued as of June 30, 1995.

             Notes with a face value of approximately $5,291,000 bearing interest at 9% have been valued based on the expected cash flow (principal plus interest payments), discounted to their present value. The discount rate of 12% is used, based upon market conditions. During the current year the discount has not been amortized to reflect an increase in the estimated time before the notes will be repaid.

             An allowance was established representing the funds advanced by CPC to Unicom to fund the operating deficit incurred by Unicom before depreciation and amortization. In prior years, an allowance totaling $7,981,511 has been provided. No allowance has been recorded in the current year as Unicom has reached a break even point before depreciation and amortization.

             In June of 1995 the partners of City Planned Communities distributed the notes and accrued interest to its partners net of the discount and allowance.

         C.  Notes Payable/Capital - Unicom             _______________________

             In June, 1995, the partners of City Planned Communities, a partnership related through common ownership, agreed to contribute their $13,352,210 notes, loans, and accrued interest receivables to Unicom's capital.

NOTE 5 - MORTGAGE LOAN PAYABLE______   _____________________

         The mortgage balance of $27,638,956 was modified on July 28, 1995. The rate of interest was reduced to 8%, including servicing, while the maturity date remained unchanged at January 1, 2029. The mortgage is insured by the Department of Housing and Urban Development (HUD) and is payable in monthly installments of $198,051. As a result of the mortgage modification $2,498,809 in accrued interest was forgiven. This amount is recorded as a deferred interest adjustment and is being amortized over the remaining term of the mortgage. During the current fiscal year

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
           AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)           _____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____



NOTE 5 - MORTGAGE LOAN PAYABLE (Continued)______   _____________________

         interest expense was reduced by $45,130 as a result of the deferred interest amortization. Principal payments for the next five years ending June 30, are as follows:

                          1977            $ 183,502
                          1998              198,733
                          1999              215,228
                          2000              233,091
                          2001              252,438

         As of June 30, 1996 and 1995 the outstanding indebtedness consisted of:

                                   1 9 9 6       1 9 9 5       1 9 9 4

                 Principal       $ 27,496,827  $ 27,638,956  $ 27,638,956
                 Interest             183,312     3,819,033     4,617,817

                                 $ 27,680,139  $ 31,457,989  $ 32,256,773
                                 ============  ============  ============

NOTE 6 - COMMITMENTS AND CONTINGENCIES______   _____________________________

         A.  Management Contract              ___________________

             The Partnership terminated its existing management contract effective July 31, 1995. The property will be managed as "owner/managers." The new management fee has been reduced from 6.5% (subject to maximum) to 4% of the total income collected, which is being paid to the partners responsible for the management of the facility. (See Note 4).

         B.  Litigation             __________

             The Internal Revenue Service has filed a lawsuit for less than $200,000 to set aside a previous settlement for withholding taxes. In legal counsel's opinion the suit is without substance and will be vigorously defended.

         C.  Distributions             _____________

             As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                  NOTES TO COMBINED FINANCIAL STATEMENTS                  _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____




NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)______   ____________________

         C.  Distributions (Continued)             _____________

             aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

                  1.00% to the general partner
                 49.50% to the other partners in Unicom
                  7.50% to certain individuals who made cash advances
                         on behalf of the Company
                 42.00% to the Company                _______

                100.00%
                =======

             In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

NOTE 7 - PENSION PLAN______   ____________

         During year ended June 30, 1995, Unicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
       EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS       ____
                          JUNE 30, 1996 AND 1995                          _____
                                 UNAUDITED                                 ____


The combining financial statements for City Planned Communities (CPC) and Unicom Partnership Ltd., (Unicom) are presented as supplemental information to the combined financial statements. All significant transactions between CPC and Unicom have been eliminated. Descriptions of the eliminations are as follows:

(a) Cost of land purchased by Unicom from CPC in 1987 has been adjusted to reflect the carrying value of property, computed as follows:

             Land cost                                       $    250,578
             Land development cost                                571,704
             Closing cost                                          20,000
             Carrying value of property                      $    842,282
             Selling price                                     (4,000,000)

             Adjustment to land and construction in
              progress and deferred profit                   $ (3,157,718)
                                                             ============

(b) As of June 30, 1994, Unicom borrowed approximately $12,700,000 from CPC for construction costs overruns on the AARC and has issued demand notes to evidence the loans. Note activity is detailed below:

                                                               JUNE 30,
                                                                 1994

             Net cash loaned from CPC to Unicom              $ 12,703,031
             Net accrued interest on notes                        648,079
                                                             $ 13,351,110
                                                             ============

             Allowance for loss - note receivable
                           June 30, 1990                     $ (2,505,000)
                           June 30, 1991                       (3,616,000)
                           June 30, 1992                       (1,815,511)
             Unamortized discount                              (1,012,900)
                                                             $ (8,949,411)

                                                             $  4,401,699
                                                             ============

         Interest on the notes was eliminated effective April 1 1990.

         In June of 1995 CPC distributed to its partners the notes and interest receivable due from Unicom (net of allowances and discounts). The partners agreed to contribute these obligations to the capital of Unicom.


                See notes to combined financial statements.

                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)                 _____
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)            ____
                         COMBINING BALANCE SHEETS                         _____
                               JUNE 30, 1996                               ____
                                 UNAUDITED

                       CITY         UNICOM                          COMBINED
                     PLANNED     PARTNERSHIP                        BALANCE
                   COMMUNITIES       LTD.      ELIMINATIONS          SHEET
ASSETS______

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,123,888      $        -    $ 36,463,743  $ (3,157,718)(a)   $ 33,306,025
  Furniture and
   equipment                -       1,159,582           -            1,159,582
  China, glassware,
   silverware and
   utensils                 -          41,713           -               41,713
                   $        -    $ 37,665,038  $ (3,157,718)      $ 34,507,320
  Less accumu-
   lated depre-
   ciation and
   amortization             -      (5,942,918)          -           (5,942,918)

                   $        -    $ 31,722,120  $ (3,157,718)      $ 28,564,402

  Cash                      433     1,064,142           -            1,064,575
  Cash - restricted
   for tenants'
   security de-
   posits                   -         592,798           -              592,798
  Real estate for
   sale - at cost -
   land                   9,666           -             -                9,666
  Deferred manage-
   ment fees -
   related party        631,543           -             -              631,543
  Funds held in escrow      -         520,666           -              520,666
  Prepaid expenses          -         184,981           -              184,981
  Other assets            6,886       291,396           -              298,282

TOTAL ASSETS       $    648,528  $ 34,376,103  $ (3,157,718)      $ 31,866,913
                   ============  ============  ============       ============










                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                      COMBINING BALANCE SHEETS (CONTINUED)
                                 JUNE 30, 1996
                                   UNAUDITED

                       CITY         UNICOM                          COMBINED
                     PLANNED     PARTNERSHIP                        BALANCE
                   COMMUNITIES       LTD.      ELIMINATIONS          SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)____________________________________

LIABILITIES:___________

Mortgage loan
 payable           $        -    $ 27,680,139  $        -         $ 27,680,139
Notes payable -
 others                     -         695,780           -              695,780
Notes payable -
 non interest
 bearing                    -         208,555            -             208,555
Notes payable -
 related parties      3,598,900     1,159,347            -           4,758,247
Accounts payable
 and accrued ex-
 penses                  75,419       534,121           -              609,540
Tenant security
 deposits                   -         577,250           -              577,250
Deferred profit       3,157,718           -      (3,157,718)(a)            -
Deferred interest           -       2,453,679           -            2,453,679

                   $  6,832,037  $ 33,308,871  $ (3,157,718)      $ 36,983,190

COMMITMENTS AND_______________
 CONTINGENCIES              -             -             -                  - __

PARTNERS' CAPITAL_________________
 (DEFICIT)           (6,183,509)    1,067,232           -           (5,116,277)

TOTAL LIABILITIES_________________
 AND PARTNERS' _____________
 CAPITAL (DEFICIT) $    648,528  $ 34,376,103  $ (3,157,718)      $ 31,866,913
                   ============  ============  ============       ============













                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                            COMBINING BALANCE SHEETS
                                 JUNE 30, 1995
                                   UNAUDITED

                       CITY         UNICOM                          COMBINED
                     PLANNED     PARTNERSHIP                        BALANCE
                   COMMUNITIES       LTD.      ELIMINATIONS          SHEET
ASSETS______

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,123,888      $        -    $ 36,398,192  $ (3,157,718)(a)   $ 33,240,474
  Furniture and
   equipment                -       1,015,565           -            1,015,565
  China, glassware,
   silverware and
   utensils                 -          41,713           -               41,713

                   $        -    $ 37,455,470  $ (3,157,718)      $ 34,297,752

  Less accumulated
   depreciation
   and amortiza-
   tion                     -      (5,048,352)          -           (5,048,352)

                   $        -    $ 32,407,118  $ (3,157,718)      $ 29,249,400

Cash                      1,606       644,164           -              645,770
Cash - restricted
 for tenants' se-
 curity deposits            -         588,249           -              588,249
Real estate for
 sale - at cost -
 land                    14,499           -             -               14,499
Deferred management
 fees - related
 party                  631,543           -             -              631,543
Funds held in escrow        -         249,290           -              249,290
Prepaid expenses            -         132,230           -              132,230
Other assets             22,986        33,401           -               56,387

TOTAL ASSETS       $    670,634  $ 34,054,452  $ (3,157,718)      $ 31,567,368_
                   ============  ============  ============       ============







                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                      COMBINING BALANCE SHEETS (CONTINUED)
                                 JUNE 30, 1995
                                   UNAUDITED

                       CITY         UNICOM                          COMBINED
                     PLANNED     PARTNERSHIP                        BALANCE
                   COMMUNITIES       LTD.      ELIMINATIONS          SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)____________________________________

LIABILITIES:___________

Mortgage loan
 payable           $        -    $ 31,457,989  $        -         $ 31,457,989
Notes payable -
 non-interest
 bearing                    -         258,555           -              258,555
Note payable -
 related parties      3,434,407           -             -            3,434,407
Accounts payable
 and accrued
 expenses               109,562       892,174           -            1,001,736
Tenant security
 deposits                   -         562,257           -              562,257
Due to management
 company                    -          43,750           -               43,750
Other liabilities           -         149,726           -              149,726
Deferred profits      3,157,718           -      (3,157,718)(a)            -

                   $  6,701,687  $ 33,364,451  $ (3,157,718)      $ 36,908,420

COMMITMENTS AND_______________
 CONTINGENCIES              -             -             -                  - __

PARTNERS' CAPITAL_________________
 (DEFICIT)           (6,031,053)      690,001           -           (5,341,052)

TOTAL LIABILITIES_________________
 AND PARTNERS' _____________
 CAPITAL (DEFICIT) $    670,634  $ 34,054,452  $ (3,157,718)      $ 31,567,368
                   ============  ============  ============       ============













                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                       COMBINING STATEMENTS OF OPERATIONS
                            YEAR ENDED JUNE 30, 1996
                                   UNAUDITED

                                         UNICOM                     COMBINED
                        CITY PLANNED  PARTNERSHIP                 STATEMENT OF
                        COMMUNITIES       LTD.      ELIMINATIONS   OPERATIONS
REVENUES:________

   Sale of land         $     54,166  $        -    $        -    $     54,166
   Rental income                 -      10,132,016           -      10,132,016
   Interest income            11,107        63,234           -          74,341

                        $     65,273  $ 10,195,250  $        -    $ 10,260,523

EXPENSES:________

   Cost of land sold    $      8,128  $        -    $        -    $      8,128
   Dietary and resi-
    dent services                -       3,049,995           -       3,049,995
   General and admini-
    strative                  10,700     1,058,838           -       1,069,538
   Marketing and adverti-
    sing                         -         239,951           -         239,951
   Maintenance and
    utilities                    -       1,355,630           -       1,355,630
   Taxes and insurance           851       819,995           -         820,846

                        $     19,679  $  6,524,409  $        -    $  6,544,088

NET INCOME BEFORE_________________
 DEPRECIATION, AMORTIZA- _______________________
 TION AND INTEREST      $     45,594  $  3,670,841  $        -    $  3,716,435

OTHER EXPENSES:______________

   Interest             $    198,050  $  2,378,131  $        -    $  2,576,181
   Depreciation and
    amortization                 -         915,479           -         915,479

                        $    198,050  $  3,293,610  $        -    $  3,491,660

NET INCOME (LOSS)       $   (152,456) $    377,231  $        -    $    224,775_
                        ============  ============  ============  ============









                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                       COMBINING STATEMENTS OF OPERATIONS
                            YEAR ENDED JUNE 30, 1995
                                   UNAUDITED

                                         UNICOM                     COMBINED
                        CITY PLANNED  PARTNERSHIP                 STATEMENT OF
                        COMMUNITIES       LTD.      ELIMINATIONS   OPERATIONS
REVENUES:________

   Rental income        $        -    $  9,874,474  $        -    $  9,874,474
   Interest income            10,351        64,828           -          75,179

                        $     10,351  $  9,939,302  $        -    $  9,949,653

EXPENSES:________

   Dietary and resident
    services            $        -    $  2,950,311  $        -    $  2,950,311
   General and admini-
    strative                  65,725     1,205,455           -       1,271,180
   Marketing and adverti-
    sing                         -         216,810           -         216,810
   Maintenance and
    utilities                    -       1,430,717           -       1,430,717
   Taxes and insurance         1,360       756,272           -         757,632

                        $     67,085  $  6,559,565  $        -    $  6,626,650

NET INCOME (LOSS) BEFORE________________________
 DEPRECIATION, AMORTIZA- _______________________
 TION AND INTEREST      $    (56,734) $  3,379,737  $        -    $  3,323,003

OTHER EXPENSES:______________

   Interest             $    197,510  $  2,794,140  $        -    $  2,991,650
   Depreciation and
    amortization                 -         920,904           -         920,904

                        $    197,510  $  3,715,044  $        -    $  3,912,554

NET LOSS                $   (254,244) $   (335,307) $        -    $   (589,551)
                        ============  ============  ============  ============











                    See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                       COMBINING STATEMENTS OF OPERATIONS
                           YEAR  ENDED JUNE 30, 1994
                                   UNAUDITED

                            CITY         UNICOM                     COMBINED
                          PLANNED     PARTNERSHIP                 STATEMENT OF
                        COMMUNITIES       LTD.      ELIMINATIONS   OPERATIONS
REVENUES:________

   Rental income        $        -    $  9,475,261  $        -    $  9,475,261
   Interest income             8,656        34,164           -          42,820

                        $      8,656  $  9,509,425  $        -    $  9,518,081

EXPENSES:________

   Dietary and resi-
    dent services       $        -    $  2,811,560  $        -    $  2,811,560
   General and admini-
    strative                  55,033     1,073,772           -       1,128,805
   Marketing and adverti-
    sing                         -         273,540           -         273,540
   Maintenance and
    utilities                    -       1,296,926           -       1,296,926
   Taxes and insurance         1,116       694,435           -         695,551

                        $     56,149  $  6,150,233  $        -    $  6,206,382

NET (LOSS) INCOME BEFORE________________________
 DEPRECIATION, AMORTIZA- _______________________
 TION AND INTEREST      $    (47,493) $  3,359,192  $        -    $  3,311,699

OTHER EXPENSES:______________

   Interest             $    193,608  $  2,790,459  $        -    $  2,984,067
   Depreciation and
    amortization                 928       924,612           -         925,540

                        $    194,536  $  3,715,071  $        -    $  3,909,607

NET (LOSS)              $   (242,029) $   (355,879) $        -    $   (597,908)
                        ============  ============  ============  ============











                  See notes to combined financial statements.

                    CITY PLANNED COMMUNITIES (A PARTNERSHIP)
              AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
              COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                   UNAUDITED

                                                                    COMBINED
                                                                   STATEMENT
                                         UNICOM                   OF PARTNERS'
                        CITY PLANNED  PARTNERSHIP                   CAPITAL
                        COMMUNITIES       LTD.      ELIMINATIONS   (DEFICIT)
PARTNERS' CAPITAL_________________
 (DEFICIT) - June _________
 30, 1993               $ (1,131,981) $(11,971,023) $  8,949,411  $ (4,153,593)

Net loss - 1994             (242,029)     (355,879)          -        (597,908)

PARTNERS' CAPITAL       _________________
 (DEFICIT) - June _________
 30, 1994               $ (1,374,010) $(12,326,902) $  8,949,411  $ (4,751,501)

Distribution              (4,402,799)          -      (8,949,411)  (13,352,210)

Contribution                     -      13,352,210           -      13,352,210

Net loss - 1995             (254,244)     (335,307)          -        (589,551)

PARTNERS' CAPITAL_________________
 (DEFICIT) - June
 30, 1995               $ (6,031,053) $    690,001  $        -    $ (5,341,052)

Net Income (loss) - 1996    (152,456)      377,231           -         224,775

PARTNERS' CAPITAL_________________
 (DEFICIT) - June
 30, 1996               $ (6,183,509) $  1,067,232  $        -    $ (5,116,277)
                        ============  ============  ============  ============


















                  See notes to combined financial statements.

                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                         COMBINING STATEMENTS OF CASH FLOWS
                              YEAR ENDED JUNE 30, 1996
                                     UNAUDITED

                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
____________

INCREASE (DECREASE) IN______________________
 CASH AND CASH EQUIVALENTS _________________________

Cash flows from Operating_________________________
 Activities: ______________
   Cash from customers/
    tenants/sales            $     54,166  $  9,978,534  $        -    $
10,032,700
   Interest received               11,107        63,234           -
74,341
   Cash paid - interest               -      (3,422,967)          -
(3,422,967)
   Cash paid - suppliers,
    employees and adminis-
    trative expenses              (47,889)   (6,732,493)          -
(6,780,382)                             ____________  ____________
____________  ____________
      Net Cash (Used) Provid-
       ed by Operating Activi-
       ties                  $     17,384  $   (113,692) $        -    $
(96,308)                             ____________  ____________  ____________
____________

Cash Flows from Invest-_______________________
 ing Activities: ______________
   Capital expendi-
    tures - net              $        -    $   (226,241) $        -    $
(226,241)
   Escrow funding                     -        (288,762)          -
(288,762)
   Tenant security de-
    posits - net                      -          10,444           -
10,444
   Other                              -         (39,392)          -
(39,392)                             ____________  ____________  ____________
____________
      Net Cash Used by
       Investing Activities  $        -    $   (543,951) $        -    $
(543,951)                             ____________  ____________  ____________
____________

Cash Flows from Financ-______________________
 ing Activities: ______________
   Cash received (paid)
    - related party          $    (18,557) $  1,047,125  $        -    $
1,028,568
   Cash (paid) received
    - notes and mortgages             -         245,890           -
245,890
   Other                              -        (215,394)          -
(215,394)                             ____________  ____________  ____________
____________
      Net Cash Provided
       (Used) by Financ-
       ing Activities        $    (18,557) $  1,077,621  $        -    $
1,059,064                             ____________  ____________  ____________
____________

NET INCREASE (DECREASE) IN__________________________
 CASH AND CASH EQUIVALENTS   $     (1,173) $    419,978  $        -    $
418,805 _________________________

CASH AND CASH EQUIVALENTS_________________________
 BEGINNING OF YEAR                  1,606       644,164           -
645,770 _________________           ____________  ____________  ____________
____________

CASH AND CASH EQUIVALENTS_________________________
 END OF YEAR                 $        433  $  1,064,142  $        -    $
1,064,575 ___________
                             ============  ============  ============
============

                     See notes to combined financial statements.
                                        II-46


                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                   COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                              YEAR ENDED JUNE 30, 1996
                                      UNAUDITED


                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
____________
Reconciliation of net profit
 (loss) to net cash provided
 (used) by operating activities:

   Net income (loss)         $   (152,456) $    377,231  $        -    $
224,775                             ____________  ____________  ____________
____________

Adjustments to reconcile net
 profit (loss) to cash provided
 (used) by operating activities:

   Depreciation and amortiza-
    tion                     $        -    $    915,479  $        -    $
915,479
   Increase (Decrease) in
    interest payable              183,050    (1,032,698)          -
(849,648)
   Decrease in real estate
    held for sale                   4,833           -             -
4,833
   (Increase) in prepaid
    expenses                          -         (48,989)          -
(48,989)
   (Increase) Decrease in
    other assets and
    accounts receivable            16,100       (11,211)          -
4,889
   Decrease in accounts
    payable and accrued
    expenses                      (34,143)     (313,504)          -
(347,647)                             ____________  ____________  ____________
____________

     Total Adjustments       $    169,840  $   (490,923) $        -    $
(321,083)                             ____________  ____________  ____________
____________

NET CASH PROVIDED (USED)                ________________________
 BY OPERATING ACTIVITIES     $     17,384  $   (113,692) $        -    $
(96,308) _______________________
                             ============  ============  ============
============




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.





                     See notes to combined financial statements.

                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                         COMBINING STATEMENTS OF CASH FLOWS
                              YEAR ENDED JUNE 30, 1995
                                     UNAUDITED


                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
____________
INCREASE (DECREASE) IN CASH___________________________
 AND CASH EQUIVALENTS ____________________

Cash Flows from Operating_________________________
 Activities: __________
   Cash from customers/
    tenants                  $        -    $  9,941,179  $        -    $
9,941,179
   Interest received                  -          64,828           -
64,828
   Cash paid - interest               -      (3,592,924)          -
(3,592,924)
   Cash paid - suppliers,
    employees and adminis-
    trative expenses              (44,527)   (6,584,359)          -
(6,628,886)                             ____________  ____________
____________  ____________
      Net Cash Used by
       Operating Activities  $    (44,527) $   (171,276) $        -    $
(215,803)                             ____________  ____________  ____________
____________

Cash Flows from Investing_________________________
 Activities: __________
   Capital expenditures -
    net                      $        -    $   (180,278) $        -    $
(180,278)
   Escrow funding                     -         (44,983)          -
(44,983)
   Tenant security de-
    posits - net                      -          (5,521)          -
(5,521)                             ____________  ____________  ____________
____________
      Net Cash Used by
       Investing Activities  $        -    $   (230,782) $        -    $
(230,782)                             ____________  ____________  ____________
____________

Cash Flows from Financing_________________________
 Activities: __________
   Cash received - related
    party                    $     42,153  $        -    $        -    $
42,153
   Cash (paid) received -
    notes                          (1,100)      122,127           -
121,027
   Other deposits                     -          15,771           -
15,771                             ____________  ____________  ____________
____________
      Net Cash Provided by
       Financing Activities  $     41,053  $    137,898  $        -    $
178,951                             ____________  ____________  ____________
____________

NET DECREASE IN CASH AND________________________
 CASH EQUIVALENTS            $     (3,474) $   (264,160) $        -    $
(267,634) ________________

CASH AND CASH EQUIVALENTS_________________________
 BEGINNING OF YEAR                  5,080       908,324           -
913,404 _________________           ____________  ____________  ____________
____________

CASH AND CASH EQUIVALENTS_________________________
 END OF YEAR                 $      1,606  $    644,164  $        -    $
645,770 ___________
                             ============  ============  ============
=============

                     See notes to combined financial statements.

                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
    ________________________________________
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
     ___________________________________________________
                   COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
    ______________________________________________
                              YEAR ENDED JUNE 30, 1995
    ________________________
                                     UNAUDITED
                                     _________


                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
_____________
Reconciliation of net loss
 to net cash used by
 operating activities:

   Net loss                  $   (254,244) $   (335,307) $        -    $
(589,551)                             ____________  ____________  ____________
____________

Adjustments to reconcile
 net loss to cash used by
 operating activities:

   Depreciation and
    amortization             $        -    $    920,904  $        -    $
920,904
   Increase (Decrease) in
    interest payable              197,509      (798,784)          -
(601,275)
   Decrease in prepaid
    expenses                          -          26,299           _
26,299
   (Increase) Decrease in
    other assets and
    accounts receivable           (10,351)       20,064           -
9,713
   (Decrease) Increase in
    accounts payable and
    accrued expenses               22,559       (67,740)          -
(45,181)
   Increase in other
    liabilities                       -          63,288           -
63,288                             ____________  ____________  ____________
____________

     Total Adjustments       $    209,717  $    164,031  $        -    $
373,748                             ____________  ____________  ____________
____________

NET CASH USED BY OPERATING__________________________
 ACTIVITIES                  $    (44,527) $   (171,276) $        -    $
(215,803) __________
                             ============  ============  ============
============





SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:


In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.





                     See notes to combined financial statements.

                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
    ________________________________________
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
     ___________________________________________________
                         COMBINING STATEMENTS OF CASH FLOWS
    __________________________________
                              YEAR ENDED JUNE 30, 1994
    ________________________
                                      UNAUDITED
                                      _________


                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
____________
INCREASE (DECREASE) IN CASH___________________________
 AND CASH EQUIVALENTS ____________________

Cash Flows from Operating_________________________
 Activities: __________
   Cash from customers/
    tenants                  $        -    $  9,502,667  $        -    $
9,502,667
   Interest received                8,656        34,164           -
42,820
   Cash paid - interest           (27,118)   (2,561,824)          -
(2,588,942)
   Cash paid - suppliers,
    employees and adminis-
    trative expenses              (49,453)   (6,252,836)          -
(6,302,289)                             ____________  ____________
____________  ____________
      Net Cash Provided
       (Used) by Operating
       Activities            $    (67,915) $    722,171  $        -    $
654,256                             ____________  ____________  ____________
____________

Cash Flows from Investing_________________________
 Activities: __________
   Capital expenditures -
    net                      $        -    $   (219,572) $        -    $
(219,572)
   Escrow funding                     -         (59,307)          -
(59,307)
   Tenant security de-
    posits - net                      -           4,377           -
4,377                             ____________  ____________  ____________
____________
      Net Cash Used by
       Investing Activities  $        -    $   (274,502) $        -    $
(274,502)                             ____________  ____________  ____________
____________

Cash Flows from Financing_________________________
 Activities: __________
   Cash received -
    related party            $     56,008  $        -    $        -    $
56,008
   Cash received - notes            5,001        54,503           -
59,504
   Other withdrawals                  -          (8,969)          -
(8,969)                             ____________  ____________  ____________
____________
      Net Cash Provided by
       Financing Activities  $     61,009  $     45,534  $        -    $
106,543                             ____________  ____________  ____________
____________

NET INCREASE (DECREASE) IN__________________________
 CASH AND CASH EQUIVALENTS   $     (6,906) $    493,203  $        -    $
486,297 _________________________

CASH AND CASH EQUIVALENTS_________________________
 BEGINNING OF YEAR                 11,986       415,121           -
427,107 _________________           ____________  ____________  ____________
____________

CASH AND CASH EQUIVALENTS_________________________
 END OF YEAR                 $      5,080  $    908,324  $        -    $
913,404 ___________
                             ============  ============  ============
=============

                     See notes to combined financial statements.

                      CITY PLANNED COMMUNITIES (A PARTNERSHIP)
    ________________________________________
                 AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
     ___________________________________________________
                   COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
    ______________________________________________
                              YEAR ENDED JUNE 30, 1994
    ________________________
                                      UNAUDITED
                                      _________


                                 CITY         UNICOM
COMBINED
                               PLANNED     PARTNERSHIP
STATEMENT OF
                             COMMUNITIES       LTD.      ELIMINATIONS   CASH
FLOWS                             ____________  ____________  ____________
____________
Reconciliation of net loss
 to net cash provided (used)
 by operating activities:

   Net loss                  $   (242,029) $   (355,879) $        -    $
(597,908)                             ____________  ____________  ____________
____________

Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:

   Depreciation and amorti-
    zation                   $        928  $    924,612  $        -    $
925,540
   Increase in accrued
    interest payable              166,490       231,856           -
398,346
   (Increase) in prepaid
    expenses                          -         (57,873)          -
(57,873)
   (Increase) in other assets
    and accounts receivable           -          (4,476)          -
(4,476)
   (Decrease) Increase in
    accounts payable and
    accrued expenses                6,696       (16,069)          -
(9,373)                             ____________  ____________  ____________
____________

     Total Adjustments       $    174,114  $  1,078,050  $        -    $
1,252,164                             ____________  ____________  ____________
____________

NET CASH PROVIDED (USED)________________________
 BY OPERATING ACTIVITIES     $    (67,915) $    722,171  $        -    $
654,256 _______________________
                             ============  ============  ============
============

















                     See notes to combined financial statements.

ITEM 8.   SUPPLEMENTARY DATA______    __________________

          (a)   Selected quarterly financial disclosure data.

                             Not required.

          (b)   Information on the effects of changing prices.

                             Not applicable.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE______    _______

                             Not applicable.









































                                 PART III                                 _____

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT________  _____________

          The following information is provided with respect to each general partner and officer of Registrant.

                                             BUSINESS EXPERIENCE DURING
    NAME                      AGE                 PAST FIVE YEARS    ____

Stanley R. Rosenthal          67                   General Partner;
                                                   President and Chief
                                                   Executive Officer of
                                                   predecessor All-State
                                                   Properties, Inc. since
                                                   1971

                                                   Managing Partner of
                                                   Unicom Partnership Ltd.
                                                   since 1989


ITEM 11.  EXECUTIVE COMPENSATION________  ______________________

          The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 1996.

NAME OF INDIVIDUAL OR                                REGISTRANT'S SHARE________
 NUMBER OF PERSONS               CAPACITIES               OF CASH _____________
     IN GROUP                 IN WHICH SERVED           COMPENSATION     ______

Stanley R. Rosenthal          General Partner            $10,000   (1)
                                                          _______

All officers as a group (1 person)                       $10,000

(1)       Paid by CPC

          Effective August 1, 1995 with HUD approval, Unicom Partnership Ltd. began to self manage its retirement community. (See Item 1(b)(1)(i)(a)). A management fee of 4% of total income is being paid to the partners assuming managerial responsibility. The General Partner of the Registrant (Stanley R. Rosenthal) has been functioning as Managing Partner of Unicom and is retaining that responsibility, as well as management of the facility.

          Registrant's share of Mr. Rosenthal's portion of the management fee is approximately $62,000 per year.










                                   III-1








ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT_______

          The following table sets forth as of June 30, 1996 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.



                                                   AMOUNT
                                                BENEFICIALLY   PERCENTAGE
TITLE OF CLASS            NAME & ADDRESS           OWNED        OF CLASS_______

Limited                Estate of
Partnership            Herbert Sadkin
Units                  200 Bonaventure Blvd.
                       Ft. Lauderdale, FL          382,768       10.9%

  "                    J.W. Sopher
                       425 E. 61 Street
                       New York, NY                165,000 (1)    5.3%

  "                    Stanley R. Rosenthal
                       c/o All-State
                       Properties L.P.
                       P.O. Box 5524
                       Ft. Lauderdale, FL          156,474        5.0%

          (1) Included 48,000 units owned directly and 117,000 units owned beneficially (67,000 units owned by a pension trust and 50,000 units owned by a corporation in which Mr. Sopher holds a 50% interest and in which Mr. Sopher holds shared voting and dispositive powers).





















                                   III-2



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS________  _____________

          As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

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
































                                   III-3




                                  PART IV                                  ____


ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K_______

                                                                PAGE
     (a) 1. Financial Statements included in Part II of this report:

              FINANCIAL STATEMENTS:              ____________________

              Registrant:
              Balance Sheets as of June 30, 1996 and 1995       II-10

              Statements of Operations for the years ended
              June 30, 1996, 1995 and 1994                      II-11

              Statements of Changes in Partners' Capital
              (Deficit) for the years ended June 30,
              1996, 1995 and 1994                               II-12

              Statements of Cash Flows for the years ended
              June 30, 1996, 1995 and 1994                      II-13/14

              Notes to Financial Statements for the years
              ended June 30, 1996, 1995 and 1994                II-15/23

              Combined Financial Statements of City Planned
              Communities (a partnership) and Unicom
              Partnership Ltd. (a limited partnership) for
              the years ended June 30, 1996, 1995 and 1994      II-26/51

          2.  Financial Statement Schedules

              Included in Part IV of this report:

              Schedule X - Supplementary Income
                           Statement Information
                           at June 30, 1996, 1995
                           and 1994 (Registrant)                IV-5

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

     (b)  (1) REPORTS ON FORM 8-K              ___________________
                                               PAGE NO. OR INCORPORATION
     (c)      EXHIBITS                              BY REFERENCE              _

          (3) Limited Partnership              Incorporated by reference
              Agreement, All-State             to the Registration
              Properties L.P.                  Statement of Registrant
                                               No. 2-90988

          (4) (ii) Instruments
              Defining Rights of
              Security Holders,
              included Debentures:

              4% Convertible Sub-              Incorporated by reference
              ordinated Debenture,             to Form 10-K for the year
              due 1989                         ended June 30, 1985

         (10) (iii) (A) Material
              Contracts:


              a. Stock Purchase                Incorporated by reference
              Agreement dated                  to the Registration
              April 18, 1984                   Statement of Registrant
              between All-State                No. 2-90988
              Properties, Inc.
              and Security
              Management Corp.

              b. Loan Agreement                Incorporated by reference
              between All-State                to Form 10-K for the
              Properties, L.P. and             year ended June 30, 1987
              City Nat'l Bank of
              Florida dated April
              20, 1987 - $2,400,000

              c. Unicom Partnership            Incorporated by reference
              Ltd. Limited Part-               to Form 10-K for the
              nership Agreement                year ended June 30, 1987
              dated September 23,
              1986

              d. Loan Agreement                Incorporated by reference
              between Unicom                   to Form 10-K for the year
              Partnership Ltd.                 ended June 30, 1987
              and Puller Mortgage
              Associates, Inc.
              dated 4/23/87 - $27,749,100

              e. Management Contract           Incorporated by reference
              between Unicom Partnership       to Form 10-K for the
              Ltd. and Basic American          year ended June 30, 1987
              Medical Inc. dated Sept.
              29, 1986

              f. Contract of Sale              Incorporated by reference
              between CPC and                  to Form 8-K dated
              Centex Real Estate               July 7, 1989
              Corporation dated
              May 2, 1989.

              g. Management Contract           Incorporated by reference
              between Unicom Partner-          to Form 10-K for the year
              ship Ltd. and Senior             ended June 30, 1989
              Lifestyle Corporation
              dated 7/1/89

              h. Settlement Agreement          Incorporation by reference
              between CPC and MFM              to Form 10-K for the year
              Group dated March 28, 1990       ended June 30, 1990

              i. Settlement Agreement          Incorporated by reference
              between Unicom and MFM           to Form 10-K for the year
              Group dated March 28, 1990       ended June 30, 1990

              j. Amendment to                  Incorporated by reference
              Management Contract              on Form 10-K for the year
              between Unicom and               ended June 30, 1992
              Senior Lifestyle
              Corporation dated
              as of Jan. 1, 1992

              k. Management Agreement          Incorporated by reference
              between Unicom and               on Form 10-K for the year
              Stanley R. Rosenthal,            ended June 30, 1995
              Managing Partner of
              Owner dated Aug. 1, 1995

              l. Employment Agreement          Incorporated by reference
              between Unicom and               on Form 10-K for the year
              Stanley R. Rosenthal,            ended June 30, 1995
              effective Aug. 1, 1995

         (11) Exhibits indicating computa-     IV-6
              tion of earnings per unit for
              the years ended June 30, 1996,
              1995 and 1994

         (22) Subsidiaries of the Registrant:

                                   State of
                                 Incorporation
          Name                  or Organization   Ownership          ____

          Wimbledon Development    Florida           99%
          Ltd.

    (d)          NONE

                 Signature Page      IV-7

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
           SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION           ___
                       CHARGED TO COST AND EXPENSES                       _____
                       JUNE 30, 1996, 1995 AND 1994                       _____
                                 UNAUDITED                                 ____




                                         1 9 9 6     1 9 9 5     1 9 9 4

Maintenance and repairs                 $   8,406   $   4,448   $   5,663

Depreciation and amortization
 of intangible assets                         -           805         232

Taxes, other than payroll and
 income taxes                              11,522      12,317      13,706

Advertising cost                              -           -           -

                                        $  19,928   $  17,570   $  19,601
                                        =========   =========   =========


































                    See notes to financial statements.

                         ALL-STATE PROPERTIES L.P.                         ____
                     (A LIMITED PARTNERSHIP) (NOTE 1A)                     ____
         EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT         _____
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994                 _____
                                 UNAUDITED                                 ____


                          1 9 9 6          1 9 9 5          1 9 9 4

Computation of primary
 earnings per unit:

    Units issued         3,118,303        3,118,303        3,118,303

Add: Unit equivalent
 (incremental units):

    Debentures convertible
     at $1.00                  -                -                -
    Debentures convertible
     at $3.00               31,952           31,952           31,952

                         3,150,255(A)     3,150,255(A)     3,150,255(A)
                         =========        =========        =========

Net Loss Before
 Extraordinary Items     $(330,087)       $(294,903)       $(487,973)
                         =========        =========        =========

Computation of fully
 diluted loss per unit
 Before Extraordinary
 Items                   $   (0.10)       $   (0.09)(B)    $   (0.15)(B)
                         =========        =========        =========

Net Loss After
 Extraordinary Items     $(330,087)       $(294,903)       $(341,999)
                         =========        =========        =========

Computation of fully
 diluted loss per unit
 after Extraordinary
 Items                   $   (0.10)(B)    $   (0.09)(B)    $   (0.11)(B)
                         =========        =========        =========


(A) Weighted average number of units outstanding

(B) Computation based on the modified treasury stock method as the number of units obtainable upon exercise of outstanding options in the aggregate exceeds 20% of the units outstanding at the end of the period.






                      See notes to financial statements.

                                SIGNATURES                                _____


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALL-STATE PROPERTIES L.P.


                                          By:
                                                STANLEY R. ROSENTHAL
                                                General Partner

Date: October 29, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



________________________        General  Partner          October 29, 1996
  STANLEY R. ROSENTHAL     (Chief Executive Officer)             Date