Form 10-Q/A
period 1996-09-30
ALL STATE PROPERTIES LP
filed 1997-02-04
CIK 745543

Page 1
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                            FINANCIAL DATA SCHEDULE
                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)





EXHIBIT 27

Cash                                                           $      8,423
Receivables                                                           2,930
Real Estate and Construction in Progress                            105,635
Total Assets                                                        121,833
Notes Payable                                                       528,886
Convertible Subordinated Debentures                               2,384,452
Partners' Deficit                                                (3,846,590)
Total  Liabilities and Partners' Deficit                            121,833
Net Sales of Real Estate                                            175,000
Total Revenues                                                      157,205
Cost of Real Estate Sold                                            108,419
Total Cost and Expenses                                             149,700
Net Income                                                            7,505
Income Per Partnership Unit                                            0.00
































                      See notes to financial statements.

                                                                      Page 2









                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALL-STATE PROPERTIES L.P.



                                   By:
                                            STANLEY R. ROSENTHAL
                                               General Partner






Dated:      November 14,     1996      ______________________