Form 10-Q
period 1996-12-31
ALL STATE PROPERTIES LP
filed 1997-02-19
CIK 745543

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED DECEMBER 31, 1996  COMMISSION FILE NUMBER 0-12895

                           ALL-STATE PROPERTIES L.P.

            (Exact name of registrant as specified in its charter)



             Delaware                                     59-2399204
    (State or other jurisdiction or                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)



P.O. Box 5524, Fort Lauderdale, FL                              33310-5524
    (Address of principal executive offices)                    (Zip Code)



Registrant's Telephone number, including area code      (954) 572-2113






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


            CLASS                        Outstanding at December 31, 1996

Limited Partnership Units                               3,118,303 Units

























                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)

                     * * * * * * * * * * * * * * * * * * *

                      FINANCIAL STATEMENTS AND SCHEDULES
                      SIX MONTHS ENDED DECEMBER 31, 1996











                                                                    Page 1
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)



                                   I N D E X


ITEM         DESCRIPTION                                                NUMBER

               Index                                                       1

Part I         Financial Information:
               Condensed Balance Sheets -
               December 31, 1996 and June 30, 1996                         2

               Condensed Statements of Operations -
               Three Months and Six Months ended
               December 31, 1996 and 1995                                  3

               Condensed Statements of Cash Flows -
               Six Months ended December 31, 1996
               and 1995                                                    4

               Notes to Condensed Financial Statements -
               December 31, 1996 and 1995                                  5

               Management's Discussion and Analysis of
               the Financial Condition and Results of
               Operations - December 31, 1996                              6

               Condensed Financial Information for City
               Planned Communities and Unicom Partnership,
               Ltd., 50% and 49-1/2% owned Real Estate
               Partnerships, respectively - December 31,
               1996, December 31, 1995 and June 30, 1996                   7

               Exhibit - Computation of Loss per Partner-
               ship Unit - Six Months ended December 31,
               1996 and 1995                                               8

               Exhibit 27 Financial Data Schedule for the
               Quarter ended December 31, 1996 and September
               30, 1996                                                    9

Part II        Other Information                                          10

               Signatures                                                 11


                                                                       Page 2
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                           CONDENSED BALANCE SHEETS
                      DECEMBER 31, 1996 AND JUNE 30, 1996
                                  (UNAUDITED)




                                                   DECEMBER         JUNE
                                                     31ST           30TH
     Assets                                        1 9 9 6         1 9 9 6
                                                 (UNAUDITED)     (UNAUDITED)

Cash                                             $      4,817    $      1,717
Receivables                                             3,485           1,720
Real estate and construction in progress
 (not in excess of net realizable value)               42,968         217,036
Other assets                                            4,573           2,438
                                                 ____________    ____________
Total Assets                                     $     55,843    $    222,911
                                                 ============    ============

     Liabilities and Partners' Capital (Deficit)

Liabilities:

   Notes payable - related party                 $     63,787    $     60,765
   Notes payable                                      423,810         452,595
   Accounts payable and other liabilities             118,208         275,294
   4% convertible subordinated debentures due
    1989                                            2,400,723       2,368,181
   Partnership distribution                           252,496         252,496
                                                 ____________    ____________
                                                 $  3,259,024    $  3,409,331
                                                 ____________    ____________

Deficiency in real estate joint venture          $    922,654    $    875,354
                                                 ____________    ____________

Partners' Deficit                                $ (3,915,359)   $ (3,854,095)
Notes receivable - officers/partners                 (210,476)       (207,679
                                                 ____________    ____________

                                                 $ (4,125,835)   $ (4,061,774)
                                                 ____________    ____________

Total Liabilities and Partners' Capital
 (Deficit)                                       $     55,843    $    222,911
                                                 ============    ============








                      See notes to financial statements.


                                                                        Page 3
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                      CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995




                            THREE MONTHS ENDED         SIX MONTHS ENDED
                               DECEMBER 31,              DECEMBER 31,
                          1 9 9 6       1 9 9 5       1 9 9 6       1 9 9 5
REVENUES:

  Sale of real estate   $    67,500   $    72,500   $   242,500   $    72,500
  Less costs of sale         69,342        92,126       177,761        92,126
                        ___________   ___________   ___________   ___________

  Gross Profit          $    (1,842)  $   (19,626)  $    64,739   $   (19,626)
                        ___________   ___________   ___________   ___________

  Partnership loss      $   (23,300)  $    (4,978)  $   (47,300)  $   (39,000)
  Other income                6,233         6,082        12,438        14,712
                        ___________   ___________   ___________   ___________

                        $   (17,067)  $     1,104   $   (34,862)  $   (24,288)
                        ___________   ___________   ___________   ___________

  Total Net Revenues
   (Expenses)           $   (18,909)  $   (18,522)  $    29,877   $   (43,914)
                        ___________   ___________   ___________   ___________


COST AND EXPENSES:

  Selling, general
   and administrative   $    25,013   $    75,967   $    41,089   $    97,143
  Interest                   24,847        26,864        50,052        52,531
                        ___________   ___________   ___________   ___________

                        $    49,860   $   102,831   $    91,141   $   149,674
                        ___________   ___________   ___________   ___________

NET LOSS                $   (68,769)  $  (121,353)  $   (61,264)  $  (193,588)
                        ===========   ===========   ===========   ===========

NET LOSS INCOME PER
 PARTNERSHIP UNIT
 AFTER EXTRAORDINARY
 ITEM                         (0.02)        (0.04)        (0.02)        (0.06)
                        ===========   ===========   ===========   ===========

CASH DISTRIBUTIONS
 PER UNIT                      NONE          NONE          NONE          NONE
                               ====          ====          ====          ====




                      See notes to financial statements.


                                                                        Page 4
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                      CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                     1 9 9 6        1 9 9 5
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash from sale of real estate                   $   242,500    $    72,500
   Cash received from other activities                   7,876         11,915
   Cash paid for selling, general and
    administrative expenses                           (196,949)       (30,963)
   Interest paid                                           -           (9,129)
                                                   ___________    ___________
      Net Cash Provided by Operating Activities    $    53,427    $    44,323
                                                   ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds (Repayment) from mortgage and note
     payable                                       $   (50,327)   $   (56,702)
    Repayment of notes receivable - related party          -           (2,213)
                                                   ___________    ___________
      Net Cash Used by Financing Activities        $   (50,327)   $   (58,915)
                                                   ___________    ___________

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       $     3,100    $   (14,592)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,717         14,797
                                                   ___________    ___________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     4,817    $       205
                                                   ===========    ===========

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:

   Net Loss                                        $   (61,264)   $  (193,588)
                                                   ___________    ___________

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in accounts receivable
    and other assets                               $    (3,900)   $     2,303
   Increase in accrued interest receivable              (2,797)        (2,797)
   Decrease in equity in partnerships                   47,300         39,000
   Decrease in cost of real estate                     174,068        130,997
   (Decrease) increase in accounts payable
    and accrued expenses                              (132,522)        35,866
   Increase in 4% convertible debentures
    interest                                            32,542         32,542
                                                   ___________    ___________
      Total adjustments                            $   114,691    $   237,911
                                                   ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES          $    53,427    $    44,323
                                                   ===========    ===========


                      See notes to financial statements.


                                                                   Page 5
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)




1. The financial statement information for the six months ended December 31, 1996 and 1995 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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

2. On September 20, 1984 the stockholders of All-State Properties Inc. ("All-State") approved a plan of liquidation. Pursuant to the plan, All-State distributed its interest in City Planned Communities ("CPC") and its other assets to a limited partnership, All-State Properties L.P., in exchange for units of limited partnership interest which were then distributed to the stockholders.

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








                                                                     Page 6
                         ALL-STATE PROPERTIES L.P.
                          (A LIMITED PARTNERSHIP)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             DECEMBER 31, 1996



FINANCIAL CONDITION

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended December 31, 1996.

     As of December 31, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution will be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

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

     The net loss for the six months ended December 31, 1996, as opposed to the six months ended December 31, 1995, decreased by 68% as a result of the increase in the sale of condominium units from inventory.













                                                                        Page 7
            CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
                                  DECEMBER 31, 1996

                CITY PLANNED COMMUNITIES AND UNICOM PARTNERSHIP, LTD.

                          CONDENSED COMBINED BALANCE SHEETS
                         DECEMBER 31,1996 AND JUNE 30, 1996
                                     (UNAUDITED)
                                                           DECEMBER        JUNE
                                                           31,  1966      30,
1996
ASSETS:
Property and equipment - net of depreciation             $ 28,162,691   $
28,564,402
Cash                                                          906,933
1,064,575
Cash - restricted                                             651,293
592,798
Real estate held for sale (cost)                                9,666
9,666
Deferred and prepaid expenses                               1,379,313
1,337,190
Other assets                                                  134,263
298,282
Note receivable - related party                                63,687
 -
                                                         ____________
____________
      Total                                              $ 31,307,846   $
31,866,913
                                                         ============
============
LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including accrued interest             $ 27,589,616   $
27,680,139
Accounts payable and other liabilities                      1,151,707
1,186,790
Notes payable - related parties                             4,908,136
4,758,247
Notes payable - non-interest bearing                          190,000
208,555
Unamortized interest mortgage modification                  2,425,780
2,453,679
Note payable                                                  168,039
695,780
Partners' capital (deficit)                                (5,125,432)
(5,116,277)
                                                         ____________
____________
      Total                                              $ 31,307,846   $
31,866,913
                                                         ============
============

                   CONDENSED COMBINED PROFIT AND LOSS INFORMATION
            THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                      DECEMBER 31,               DECEMBER 31
                                 1 9 9 6      1 9 9 5        1  9 9 6      1 9
9 5
REVENUES:
Rental                        $ 2,602,904   $ 2,530,115   $ 5,169,711    $
5,029,824
Interest and other                 21,142        68,982        38,956
83,337
                              ___________   ___________   ___________
___________
      Total                   $ 2,624,046   $ 2,599,097   $ 5,208,667    $
5,113,161
                              ___________   ___________   ___________
___________

EXPENSES:
General and administrative    $ 1,526,440   $ 1,456,150   $ 3,081,824    $
2,913,740
Interest                          619,357       633,589     1,243,924
1,324,216
Depreciation and amortization     228,400       230,200       456,800
460,000
Taxes and insurance               234,538       285,703       435,274
498,083
                              ___________   ___________   ___________
___________

NET PROFIT (LOSS)             $    15,311   $    (6,545)  $    (9,155)   $
(82,878)
                              ===========   ===========   ===========
===========

                         See notes to financial statements.


                                                                  Page 8
                              ALL-STATE PROPERTIES L.P.
                               (A LIMITED PARTNERSHIP)
                 EXHIBIT - COMPUTATION OF LOSS PER PARTNERSHIP UNIT
                     SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)





                                                   1 9 9 6         1 9 9 5

Partnership units outstanding                     3,118,303       3,118,303
                                                ===========    ============

Net Loss                                       $    (61,264)   $   (193,588)
                                               ============    ============

Net Loss Per Partnership Unit                  $      (0.02)   $      (0.06)
                                               ============    ============






































                         See notes to financial statements.


                                                                       Page 9
                         ALL-STATE PROPERTIES L.P.
                          (A LIMITED PARTNERSHIP)
                   EXHIBIT 27 - FINANCIAL DATA SCHEDULE
           AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1996 AND
                            SEPTEMBER 30, 1996
                                 UNAUDITED



                                                SIX MONTHS     THREE MONTHS
                                                   ENDED          ENDED
                                                DECEMBER 31,   SEPTEMBER 30,
                                                    1996           1996

Cash                                           $      4,817    $      8,423
Receivables                                           3,485           2,930
Real estate held for sale and development            42,968         105,635
Total assets                                         55,843         121,833
Notes payable                                       487,597         528,886
Convertible subordinated debentures               2,400,723       2,384,452
Partners' deficit                                (3,915,359)     (3,846,590)
Total liabilities and partners' (deficit)            55,843         121,833
Net sales of real estate                            242,500         175,000
Total revenues                                      207,638         157,205
Cost of real estate sold                            177,761         108,419
Total cost and expenses                             268,902         149,700
Net income (loss)                                   (61,264)          7,505
Income (loss) per partnership unit                    (0.02)           0.00


































                                                                  Page 10
                          ALL-STATE PROPERTIES L.P.


                         PART II - OTHER INFORMATION




ITEM 1 - Legal Proceedings

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

ITEM 5 - Other Information

         None.

ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit - Computation of earnings per partnership unit.

         (b) Exhibit - Form 8-K filed August 31, 1995, incorporated by reference.
























                                                                  Page 11






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






Dated: February 14, 1997