Form 10-Q
period 1997-03-31
ALL STATE PROPERTIES LP
filed 1997-05-16
CIK 745543

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED MARCH 31, 1997     COMMISSION FILE NUMBER 0-12895

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


            CLASS                        Outstanding at March 31, 1997

Limited Partnership Units                               3,118,303 Units

























                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)

                     * * * * * * * * * * * * * * * * * * *

                      FINANCIAL STATEMENTS AND SCHEDULES
                       NINE MONTHS ENDED MARCH 31, 1997











                                                                    Page 1
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)



                                   I N D E X


ITEM         DESCRIPTION                                                NUMBER

               Index                                                       1

Part I         Financial Information:
               Condensed Balance Sheets -
               March 31, 1997 and June 30, 1996                            2

               Condensed Statements of Operations -
               Three Months and Nine Months ended
               March 31, 1997 and 1996                                     3

               Condensed Statements of Cash Flows -
               Nine Months ended March 31, 1997 and
               1996                                                        4

               Notes to Condensed Financial Statements -
               March 31, 1997 and 1996                                     5

               Management's Discussion and Analysis of
               the Financial Condition and Results of
               Operations - March 31, 1997                                 6

               Condensed Financial Information for City
               Planned Communities and Unicom Partnership,
               Ltd., 50% and 49-1/2% owned Real Estate
               Partnerships, respectively - March 31, 1997
               and March 31, 1996                                          7

               Exhibit - Computation of Loss per Partner-
               ship Unit - Nine Months ended March 31, 1997
               and 1996                                                    8

               Exhibit 27 Financial Data Schedule for the
               Quarters ended March 31, 1997, December 31, 1996
               and September 30, 1996                                      9

Part II        Other Information                                          10

               Signatures                                                 11


                                                                       Page 2
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                           CONDENSED BALANCE SHEETS
                       MARCH 31, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)




                                                    MARCH           JUNE
                                                     31ST           30TH
     Assets                                        1 9 9 7         1 9 9 6
                                                 (UNAUDITED)     (UNAUDITED)

Cash                                             $         85    $      1,717
Receivables                                             1,210           1,720
Real estate and construction in progress
 (not in excess of net realizable value)               42,968         217,036
Other assets                                            5,303           2,438
                                                 ____________    ____________
Total Assets                                     $     49,566    $    222,911
                                                 ============    ============

     Liabilities and Partners' Capital (Deficit)

Liabilities:

   Notes payable - related party                 $     65,266    $     60,765
   Notes payable                                      471,162         452,595
   Accounts payable and other liabilities              99,539         275,294
   4% convertible subordinated debentures due
    1989                                            2,416,994       2,368,181
   Partnership distribution                           252,496         252,496
                                                 ____________    ____________
                                                 $  3,305,457    $  3,409,331
                                                 ____________    ____________

Deficiency in real estate joint venture          $    940,204    $    875,354
                                                 ____________    ____________

Partners' Deficit                                $ (3,984,219)   $ (3,854,095)
Notes receivable - officers/partners                 (211,876)       (207,679)
                                                 ____________    ____________

                                                 $ (4,196,095)   $ (4,061,774)
                                                 ____________    ____________

Total Liabilities and Partners' Capital
 (Deficit)                                       $     49,566    $    222,911
                                                 ============    ============








                      See notes to financial statements.


                                                                        Page 3
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                      CONDENSED STATEMENTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996




                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                 MARCH 31,                 MARCH 31,
                          1 9 9 7       1 9 9 6       1 9 9 7       1 9 9 6
REVENUES:

  Sale of real estate   $       -     $       -     $   242,500   $    72,500
  Less costs of sale            -             -         177,761        92,126
                        ___________   ___________   ___________   ___________

  Gross Profit          $       -     $       -     $    64,739   $   (19,626)
                        ___________   ___________   ___________   ___________

  Partnership loss      $   (17,550)  $   (24,600)  $   (64,850)  $   (63,600)
  Other income                1,845         6,062        14,283        20,774
                        ___________   ___________   ___________   ___________

                        $   (15,705)  $   (18,538)  $   (50,567)  $   (42,826)
                        ___________   ___________   ___________   ___________

  Total Net Revenues
   (Expenses)           $   (15,705)  $   (18,538)  $    14,172   $   (62,452)
                        ___________   ___________   ___________   ___________


COST AND EXPENSES:

  Selling, general
   and administrative   $    28,756   $    31,345   $    69,845   $   128,488
  Interest                   24,399        24,385        74,451        76,916
                        ___________   ___________   ___________   ___________

                        $    53,155   $    55,730   $   144,296   $   205,404
                        ___________   ___________   ___________   ___________

NET LOSS                $   (68,860)  $   (74,268)  $  (130,124)  $  (267,856)
                        ===========   ===========   ===========   ===========

NET LOSS INCOME PER
 PARTNERSHIP UNIT
 AFTER EXTRAORDINARY
 ITEM                         (0.02)        (0.02)        (0.04)        (0.08)
                        ===========   ===========   ===========   ===========

CASH DISTRIBUTIONS
 PER UNIT                      NONE          NONE          NONE          NONE
                               ====          ====          ====          ====




                      See notes to financial statements.

                                                                        Page 4
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                      CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                     1 9 9 7        1 9 9 6
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash from sale of real estate                   $   242,500    $    72,500
   Cash received from other activities                   5,301         16,579
   Cash paid for selling, general and
    administrative expenses                           (229,106)       (68,106)
   Interest paid                                           -           (9,076)
                                                   ___________    ___________

      Net Cash Provided by Operating Activities    $    18,695    $    11,897
                                                   ___________    ___________

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds (Repayment) from mortgage and note
     payable                                       $   (20,327)   $   (45,126)
    Repayment of notes receivable - related party          -           19,847
                                                   ___________    ___________

      Net Cash Used by Financing Activities        $   (20,327)   $   (25,279)
                                                   ___________    ___________

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       $    (1,632)   $   (13,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,717         14,797
                                                   ___________    ___________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $        85    $     1,415
                                                   ===========    ===========

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:

   Net Loss                                        $  (130,124)   $  (267,856)
                                                   ___________    ___________

CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in accounts receivable
    and other assets                               $    (2,355)   $     3,893
   Increase in accrued interest receivable              (4,197)        (4,195)
   Decrease in equity in partnerships                   64,850         63,600
   Decrease in cost of real estate                     174,068        130,997
   (Decrease) increase in accounts payable
    and accrued expenses                              (175,755)        17,618
   Increase in 4% convertible debentures
    interest                                            48,813         48,813
   Increase in notes payable and accrued interest       43,395         19,027
                                                   ___________    ___________

      Total adjustments                            $   148,819    $   279,753
                                                   ___________    ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES          $    18,695    $    11,897
                                                   ===========    ===========
                      See notes to financial statements.


                                                                   Page 5
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)




1. The financial statement information for the nine months ended March 31, 1997 and 1996 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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








                                                                       Page 6
                         ALL-STATE PROPERTIES L.P.
                          (A LIMITED PARTNERSHIP)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              MARCH 31, 1997



FINANCIAL CONDITION

     Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the nine months ended March 31, 1997.

     As of March 31, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of cash that becomes available from each distribution wil be used to repay CPC. After CPC has been repaid in full and the aforementioned individuals have received their share of each distribution, remaining cash will then be distributed as follows:

     1.00% to the general partner
    49.50% to the other partner in Unicom
     7.50% to certain individuals who made cash advances on behalf of the
           Company
    42.00% to the Company
   _______

   100.00%
   _______

     In addition, CPC assigned 7.842% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

     Certain individuals advanced funds to the Company. In consideration of those advances, the Company assisgned to those individuals 12.68% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced to them.

     The net loss for the nine months ended March 31, 1997, as opposed to the nine months ended March 31, 1996, decreased by 51% as a result of the increase in the sale of condominium units from inventory.






























                                                                       Page 7
            CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
                                MARCH 31, 1997

                CITY PLANNED COMMUNITIES AND UNICOM PARTNERSHIP, LTD.

                          CONDENSED COMBINED BALANCE SHEETS
                       MARCH 31, 1997 AND JUNE 30, 1996
                                     (UNAUDITED)
                                                            MARCH          JUNE
                                                           31,  1997      30,
1996
ASSETS:
Property and equipment - net of depreciation             $ 27,972,230   $
28,564,402
Cash                                                          795,880
1,064,575
Cash - restricted                                             663,623
592,798
Real estate held for sale (cost)                                9,666
9,666
Deferred and prepaid expenses                               1,681,621
1,337,190
Other assets                                                   94,742
298,282
Note receivable - related party                                65,266
 -
                                                         ____________
____________
      Total                                              $ 31,283,028   $
31,866,913
                                                         ============
============
LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including accrued interest             $ 27,542,985   $
27,680,139
Accounts payable and other liabilities                      1,389,162
1,186,790
Notes payable - related parties                             4,523,456
4,758,247
Notes payable - non-interest bearing                          190,000
208,555
Unamortized interest mortgage modification                  2,411,598
2,453,679
Note payable                                                  165,268
695,780
Partners' capital (deficit)                                (4,939,441)
(5,116,277)
                                                         ____________
____________
      Total                                              $ 31,283,028   $
31,866,913
                                                         ============
============

                   CONDENSED COMBINED PROFIT AND LOSS INFORMATION
             THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                       MARCH 31,                 MARCH 31,
                                 1 9 9 7      1 9 9 6        1  9 9 7      1 9
9 6
REVENUES:
Rental                        $ 2,634,324   $ 2,550,463   $ 7,804,035    $
7,580,287
Interest and other                 18,799        19,171        57,755
102,508
                              ___________   ___________   ___________
___________
      Total                   $ 2,653,123   $ 2,569,634   $ 7,861,790    $
7,682,795
                              ___________   ___________   ___________
___________

EXPENSES:
General and administrative    $ 1,419,577   $ 1,407,069   $ 4,501,401    $
4,320,809
Interest                          616,060       629,007     1,859,984
1,953,223
Depreciation and amortization     228,400       236,200       685,200
696,000
Taxes and insurance               203,095       215,361       638,369
713,444
                              ___________   ___________   ___________
___________
                              $ 2,467,132   $ 2,487,437   $ 7,684,954    $
7,683,476                              ___________   ___________   ____________
  ___________
NET PROFIT (LOSS)             $   185,991   $    82,197   $   176,836    $
(681)
                              ===========   ===========   ===========
===========

                         See notes to financial statements.


                                                                  Page 8
                              ALL-STATE PROPERTIES L.P.
                               (A LIMITED PARTNERSHIP)
                 EXHIBIT - COMPUTATION OF LOSS PER PARTNERSHIP UNIT
                       NINE MONTHS END MARCH 31, 1997 AND 1996
                                     (UNAUDITED)





                                                   1 9 9 7         1 9 9 6

Partnership units outstanding                     3,118,303       3,118,303
                                                ===========    ============

Net Loss                                       $   (130,124)   $   (267,856)
                                               ============    ============

Net Loss Per Partnership Unit                  $      (0.04)   $      (0.08)
                                               ============    ============






































                         See notes to financial statements.


                                                                       Page 9
                           ALL-STATE PROPERTIES L.P.
                            (A LIMITED PARTNERSHIP)
                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE
           AS OF AND FOR THE PERIODS ENDED MARCH 31, 1997, DECEMBER
                        31, 1996 AND SEPTEMBER 30, 1996
                                   UNAUDITED



                                NINE MONTHS     SIX MONTHS     THREE MONTHS
                                   ENDED           ENDED          ENDED
                                 MARCH 31,      DECEMBER 31,   SEPTEMBER 30,
                                   1997             1996           1996

Cash                            $        85    $      4,817    $      8,423
Receivables                           1,210           3,485           2,930
Real estate held for sale and
 development                         42,968          42,968         105,635
Total assets                         49,566          55,843         121,833
Notes payable                       536,428         487,597         528,886
Convertible subordinated
 debentures                       2,416,994       2,400,723       2,384,452
Partners' deficit                (3,984,219)     (3,915,359)     (3,846,590)
Total liabilities and partners'
 (deficit)                           49,566          55,843         121,833
Net sales of real estate            242,500         242,500         175,000
Total revenues                      191,933         207,638         157,205
Cost of real estate sold            177,761         177,761         108,419
Total cost and expenses             322,057         268,902         149,700
Net income (loss)                  (130,124)        (61,264)          7,505
Income (loss) per partnership unit    (O.04)          (0.02)           0.00































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






Dated: May 14, 1997