Form 10-K
period 1997-06-30
ALL STATE PROPERTIES LP
filed 1997-12-03
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 1997                        0-12895


                    ALL-STATE PROPERTIES L.P.
     (Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33313
  (Address of principal executive offices)       (Zip Code)

Registrant's Telephone number, including area code (954) 572-
2113

Securities registered pursuant to Section 12(b) of the Act:

Title of Class     Name of Each Exchange on Which Registered
    None                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Limited partnership units.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issurer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X           NO


The aggregate market value of the limited partnership units held by non-affiliates of Registrant is not ascertainable.
(See Page II-1)








                             PART I



ITEM 1.    BUSINESS

    (a)       General Development of Business

                All-State   Properties   L.P.   (a   limited
partnership) (the "Partnership") was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the "Corporation"). The terms "Company" and "Registrant" refer to the Partnership or the Corporation or both of them as the context requires. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders.

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

            (iii)   Through  a  99%  owned  Florida  limited
partnership,   Wimbledon  Development  Ltd.   ("Wimbledon"),
Registrant   sold  a  condominium  development.   See   Item
1(b)(1)(i)(c).

   (b)(1)  NARRATIVE DESCRIPTION OF BUSINESS

           (i) (a)   Adult Rental Apartment Project

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

                               I-2




            The project is adjacent to the Inverrary and Woodlands Country Club communities in Broward County, Florida, which are upper-income retirement developments. The project consists of 80-one-bedroom, one-bath apartments of approximately 800 square feet and 244 two-bedroom, two-bath apartments of approximately 1,025 square feet. It includes a 29-acre lake and has dining and clubhouse facilities containing an auditorium, a swimming pool, various craft centers, a health club, game and club rooms, and a beauty and barber shop.

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

            The monthly rentals range from $2,500 per month for the one-bedroom units to $2,900 per month for the two-bedroom units, and include food service, maid service and electricity. The facility is 98-percent leased and occupied.

            As of July 1, 1989, amended June, 1990 and January, 1992, Unicom entered into a management agreement with Senior Lifestyle Corporation, an Illinois corporation ("Senior Lifestyle"). The agreement as amended provided for a term which expired in December 1997. Senior Lifestyle received compensation for management services consisting of 6.5% of the residential, commercial and miscellaneous income, but not less than $100,000 or greater than $525,000 per year. The partnership terminated the management agreement as of July 31, 1995. The property is self-managed. A management fee of 4% of total income was paid to the partners assuming the managerial responsibility, of which $8,333 per month was paid to Senior Lifestyle Management Corporation for one year. The new management arrangement has been approved by HUD. (See Item 11.)

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

            Unicom had accrued unpaid interest and other liabilities related to the mortgage in a total amount of $3,896,730. The total adjusted accrued interest and closing costs paid at the closing equaled $1,502,183. This resulted in a saving of $2,394,547, which saving will be amortized over the remaining life of the mortgage. The saving resulted from the difference between the accrual at the original note rate and the borrowing rate charged by HUD.
                               I-3




    In order to accomplish the closing, the company borrowed $1,547,125. Of this amount, $500,000 was borrowed commercially (personally guaranteed by Mr. Rosenthal), to be repaid in one (1) year out of surplus cash earned by the company at an interest rate of two (2) percent over prime (the loan was repaid in July, 1996); $1,047,125 was borrowed from certain partners and other investors, to be repaid after the above bank loan is repaid, also from surplus funds at three (3%) percent over prime. In addition, because of the disproportionate contribution by certain partners in relationship to the other partners and because of new investors, the group was awarded a 3.41% interest in distributions from Unicom. All-State Properties L.P. did not participate in the investment.

            On June 25, 1997, Unicom signed a Letter of Intent with CareMatrix Corporation (AMEX) which Letter became effective July 18, 1997. Prior to that date Unicom, through its partners representing a majority interest in the partnership (the Company abstaining)voted to approve the transaction. The documents memorializing the transaction were executed on August 13, 1997 with an effective date of July 1, 1997, but dependent upon the completion of due diligence and the payment of $4,500,000 to Unicom. On September 24, 1997, CareMatrix made the required payment and the initial phase of the transaction was completed. Unicom used the proceeds for transaction costs ($325,000), partnership obligations ($1,400,000), and distributed $2,650,000 to certain partners to partially repay funds they invested in Unicom.

            The $4,500,000 payment made by CareMatrix to Unicom represents an option payment, in consideration for which CareMatrix was granted the option to purchase the facility in three years on June 30, 2000. The purchase price will be 8.75 times the net operating income before depreciation for the year ended June 30, 2000, plus the then outstanding mortgage balance and other adjustments, less the $4,500,000 option payment.

             In the interim, CareMatrix is leasing the facility, retaining the sums of $822,000-the first year; $1,175,000-the second year; and $1,275,000-the third year out of cash flow each year, after payment of amounts due in connection with the facility's mortgage insured by the U.S. Department of Housing and Urban Development ("HUD"). The balance of cash flow will be paid to Unicom as rent until the net operating income equals $2,300,000 per year. Any excess will then be divided equally between CareMatrix and Unicom.

            The present management team, will continue to manage the facility for a period of five years at the HUD-approved rate of 4% of collections. The management team has been approved by HUD under the name, SRR Management Corp.

   CareMatrix chose to prepay part of the management fee for the five-year term to the extent of $2,000,000, discounted to present value of $1,725,000, into a trust to be paid monthly to SRR Management Corp., as set forth in a consulting agreement. CareMatrix in turn is retaining $400,000 per year out of facility cash flow, which sum is included in the aforementioned annual figure to be retained by CareMatrix.

            In a related transaction, the partners of Unicom formed a new limited partnership called Newall Assisted Living Ltd. ("Newall"), which entered into a joint venture as a 50% partner with a company related to CareMatrix. The new entity, Newall-Chancellor 69th Avenue Associates, was formed to build a 120-unit assisted living facility on 4.2 acres of land it will purchase from Unicom at a price to be agreed upon. Chancellor has agreed to provide all the necessary financing to erect and open the assisted living facility. SRR Management Corp. will manage the facility for five years at a fee equal to the greater of $7,000 per month or 3-1/2% of collections, to commence six months prior to opening. The facility will be leased after completion to CareMatrix of Lauderhill II, Inc. for an initial term of 15 years. As consideration for the lease, Newall will receive 50% of the net cash flow from the assisted living facility. The joint venture has agreed to pay $40,000 plus 5% of the development cost to CareMatrix, and $5,000 per month to the general partner of the company for his services during the approval period and construction. The above sums are to be paid from construction loan draws.

            Chancellor has agreed to purchase the facility from the joint venture at the later of 27 months from commencement of the lease or June 30, 2002, at 8.75 times net operating income before depreciation for the twelve months prior to the purchase, plus the then outstanding mortgage balance.

            The partners of Newall, the Company abstaining, voted to award 5% of the venture to the general partner of the company for his services and 2% to others.

           (i) (b)   CPC Operations

           Foreclosure Proceedings - As of October 26, 1992, the Company owed $2,511,551 of principal plus accrued interest of $655,036 to a bank. Collateral for the loan was substantially all the land owned by CPC. The bank obtained a final judgment of foreclosure, and a sale of the property took place on October 26, 1992.

            The Company recognized an extraordinary gain of $3,166,587, or $1.01 per unit in the fiscal year of foreclosure.

            CPC recognized a loss of $99,125 (the carrying value of the land taken by foreclosure, $333,101, less the real estate tax liability of $233,976). This directly affected the Company by $49,562 due to its 50% interest in CPC.

           (i) (c)   Condominium Units


            In November, 1996, Registrant formed Wimbledon Development Ltd., a Florida Limited partnership, for the purpose of constructing up to 48 units on six acres of land remaining from a condominium project known as Wimbledon constructed by Registrant during the period 1971-1978. The condominium project could be comprised of six two-story buildings of eight units each. Two such buildings on two acres of land were completed and all sixteen (16) units have been sold.

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

             (vii)  The  apartment  rental  market  is   not
dependent upon a single or a few customers, but instead relies on a wide customer base. The Unicom units are expected to be rented to upper income retirees.

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

            (xi) In the development and sale of their properties, Registrant, Unicom and Wimbledon are required to comply with applicable zoning and environmental regulations. It is believed that the compliance with environmental regulations will have no material effect upon capital expenditures, earnings or competitive position of Registrant in future periods.

            (xii) Registrant (including Wimbledon) employs two part-time people. Unicom employs 87 people full time and 43 people part time, engaged in the operation of the retirement facility.

   (d)     Unicom has no foreign operations or export sales.

ITEM 2.    PROPERTIES

           At June 30, 1990 Unicom held 78 acres on which it completed the construction of a 324 unit adult rental apartment project. See item 1(b)(1)(i)(a).


            The  Company  has  outstanding  4%  subordinated
convertible debentures that became due September 30, 1989 (the "Debentures") in the aggregate principal amount of $1,627,112. Accrued interest thereon aggregated $806,153 at June 30, 1997. The payment of the interest and principal on the Debentures is subordinate to payment of certain senior debt which remains outstanding. Consequently, the Registrant has been prohibited from paying the Debentures since maturity. Nonetheless, the Registrant believes that its assets are sufficient eventually to satisfy the senior indebtedness and pay the principal of and accumulated interest on the Debentures.

ITEM 3.    LEGAL PROCEEDINGS

            Foreclosure Proceedings - As of June 30, 1992, the Company owed $2,511,551 of principal plus accrued interest of $655,036 to a bank. Collateral for the loan was substantially all the land owned by CPC. The bank obtained a final judgment of foreclosure and a sale of the property took place on October 26, 1992. (See Item 1(b)(1)(i)(b).)

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

            No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.

                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS

         (a) In June, 1988, Registrant advised its unit holders that in order to avoid classification as a "publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

                 There were no trades made through the Registrant's matching service for the years ended June 30, 1993 through June 30, 1996. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

         (b)     As of September 30, 1997, there were  1,334
holders   of   record   of  2,827,229  limited   partnership
interests, excluding individual participants in security nominee of street names.

                Pursuant to the Plan of Liquidation and Dissolution of All-State Properties, Inc. and the Limited Partnership Agreement of All-State Properties L.P. upon the dissolution of the Corporation, stockholders automatically received one unit of partnership interest for each share of stock hold and became record holders of limited partnership units. However, until the stockholders submitted their stock certificates for exchange and had taken other necessary steps, they would not become limited partners.

                As of September 30, 1997, 1,563 of the 2,897 record holders of limited partnership interests holding
290,836 units had not submitted their stock certificates for exchange.

         (c)(d) The Company never paid cash dividends on its common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989.



















                              II-1


                            ALL-STATE PROPERTIES L.P
                        (A LIMITED PARTNERSHIP) (NOTE 1A)
                             SELECTED FINANCIAL DATA
                      AS OF AND FOR THE YEARS ENDED JUNE 30
                                    UNAUDITED

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA                       1 9 9 7     1 9 9 6    1 9 9 5      1 9 9 4    1 9 9
3
REVENUE:
 Equity in net earnings
  (loss) of real estate
  partnerships             $ (82,532) $ (76,228)  $(127,122)   $(121,015) $
(319,307)
 Other income                 328,171     99,341      36,396      27,970
22,705

    Total                  $  245,639  $  23,113  $ (90,726)   $(93,045)  $
(296,602)
Income (loss) before
 Extraordinary Items       $(141,963) $(330,087)  $(294,903)   $(487,973) $
(689,463)

Net Income (Loss)          $(141,963) $(330,087)  $(294,903)   $(341,999) $
2,477,124
Per Share/Unit -
 fully diluted:
  Net income (loss) be-
   fore Extraordinary
   Items                   $     (.05)    $    (.10)$      (.09)  $    (.15)  $
    (.22)

Net Income (Loss)          $     (.05)$    (.10)  $      (.09) $    (.11) $
 .79

SELECTED BALANCE SHEET DATA
 Total Assets              $   28,806 $  222,911  $   375,421  $ 371,503  $
565,653

Notes, mortgages and con-
 struction loans           $  427,117 $  452,595  $   450,041  $ 346,038  $
378,445
4% convertible debentures,
 due 1989 including
 accrued interest           2,433,265  2,368,181    2,303,097  2,238,013
2,172,929

    Total                  $2,860,382 $2,820,776  $ 2,753,138 $2,584,051  $
2,551,374

Cash Dividends Declared
 Per Share/Unit            $     NONE $     NONE  $     NONE   $    NONE  $
  NONE

                       See notes to financial statements.
                                      II-2






              CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND UNICOM
                                PARTNERSHIP LTD.
                             (A LIMITED PARTNERSHIP)
                             SELECTED FINANCIAL DATA
                      AS OF AND FOR THE YEARS ENDED JUNE 30
                                    UNAUDITED


SELECTED INCOME STATEMENT DATA
                     1 9 9 7       1 9 9 6       1 9 9 5       1 9 9 4     1 9
9 3

Sales and rental
 of real estate     $10,449,562  $ 10,186,182  $ 9,874,474   $ 9,475,261   $
8,635,012

Interest and other
 income                  90,035        74,341       75,179        42,820
26,803

Total Revenues      $10,539,597  $ 10,260,523  $ 9,949,653   $ 9,518,081   $
8,661,815

Net Income(Loss)
 Before Extra-
 ordinary Item      $   450,995  $    224,775  $ (589,551)   $ (597,908)
$(1,453,356)

Net Income(Loss)    $   450,995  $    224,775  $ (589,551)   $ (597,908)
$(1,552,481)

SELECTED BALANCE
 SHEET DATA

Total Assets        $31,006,067  $ 31,866,913  $31,567,368   $32,550,887
$32,578,489

Partners' Cash
 Distributions      $      NONE  $       NONE  $      NONE   $      NONE   $
  NONE


NOTE: Information shown is from the combined financial statements of City
Planned Communities and Unicom Partnership Ltd.



                   See notes to combined financial statement.
                                      II-3





ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           - ALL STATE PROPERTIES L.P.

           YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED
           JUNE 30, 1996

FINANCIAL CONDITION

    Registrant's source of working capital consists of  cash
received  from borrowings and loans received  from  its  50%
joint venture, CPC. No cash was available for distribution during the year ended June 30, 1997.

    As of June 30, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%,(including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.00% to the general partner of Unicom
 49.50% to Newnel Partnership
  3.50% to certain  individuals  who  made  cash  advances
        Unicon on behalf of the company
 46.00% to the Company

100.00%

    In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

    Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 10.23% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

RESULTS OF OPERATIONS

    Revenues  Revenues increased by 950% for the year  ended
June 30, 1997 as compared to 1996 as a result of the sale of land and condominum units.

   Costs and Expenses   The total costs and expenses for the
year ended June 30, 1996 increased by 10%.

Net Loss      Net loss was decreased by 60%.

SUBSEQUENT EVENTS

    See Note 12 to the financial statements relative to a recent lease and option agreement entered into by Unicom
Partnership Ltd., a 49-1/2% owned subsidiary.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           - ALL STATE PROPERTIES L.P.

           YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED
           JUNE 30, 1995

FINANCIAL CONDITION

    Registrant's source of working capital consists of  cash
received  from borrowings and loans received  from  its  50%
joint venture, CPC. No cash was available for distribution during the year ended June 30, 1996.

    As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%,(including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.00% to the general partner of Unicom
 49.50% to Newnel Partnership
  3.50% to certain  individuals  who  made  cash  advances
        to Unicon on behalf of the company
 46.00% to the Company

100.00%

    In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

    Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 10.23% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

RESULTS OF OPERATIONS

    Revenues  Revenues increased by 140% for the year  ended
June 30, 1996 as compared to 1995 from the operation of the Unicom retirement center and he sale of condominum units.

   Costs and Expenses   The total costs and expenses for the
year ended June 30, 1996 increased by 75% as compared to 1995 due to the cost of condominium units sold and the writedown of the value of the remaining units.

Net Loss      Net loss was increased by 12%.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           - CITY PLANNED COMMUNITIES AND UNICOM
           PARTNERSHIP LTD.

           YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED
           JUNE 30, 1996


    The net income for the year ended June 30, 1997 as compared to 1996 increased by 100% as a result of an increase in the net income from the retirement community.

    As of June 30, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%, (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.00% to the general partner of Unicom
 49.50% to Newnel Partnership
  3.50% to  certain  individuals  who  made  cash advances
        to Unicon on behalf of the Company
 46.00% to the Company

100.00%

    In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

    See Note 8 to the financial statements regarding a lease and option agreement entered into by Unicom Partnership Ltd.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           - CITY PLANNED COMMUNITIES AND UNICOM
           PARTNERSHIP LTD.

           YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED
           JUNE 30, 1995


    The net income for the year ended June 30, 1996 as compared to 1995 increased by 140% as a result of an increase in the net income from the retirement community and a reduction in interest accrual by virtue of a change in the loan rate.

    As of June 30, 1996, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%, (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.00% to the general partner of Unicom
 49.50% to Newnel Partnership
  3.50% to  certain  individuals  who  made  cash advances
        Unicon onbehalf of the Company
 46.00% to the Company

100.00%

    In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

    On July 28, 1995, the mortgage payable in the amount of $27,638,956 was reinstated and modified. The rate of inerest was reduced to 8%, including servicing. As a result of the modification, $2,498,809 in accrued interest was forgiven. (See Note 5 to financial statements.)

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    ALL-STATE PROPERTIES L.P.
                          P O BOX 5524
                 Fort Lauderdale, FL 33310-5524

         Telephone (954) 572-2113     Fax (954) 749-5664




The accompanying balance sheets of All-State Properties L.P. (a limited partnership) (Note 1A) as of June 30, 1997 and the related statements of operations, changes in partners' capital (deficit) and cash flow for the year then ended and the schedule and exhibit listed in the index have been compiled in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants and no accountant has expressed an opinion thereon. They have been prepared by the Registrant assuming that All-State Properties L.P. (a limited partnership) (Note 1A) will continue as a going concern. As explained in Note 11 to the financial statements, at June 30, 1997, conditions exist which indicate that the partnership is unable to generate sufficient cash flow to meet its obligations. The financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties. (See Note 12 - Subsequent Events)

No auditing procedures have been performed since September, 1989. The Registrant's cash flow is insufficient for the Registrant to compensate accountants for past or present services.

The   Registrant   intends  to  obtain   audited   financial
statements for the 1990-1997 periods as soon as it is in a financial position to compensate an accountant for such services.

                                   Very truly yours,

                                   ALL-STATE PROPERTIES L.P.


                               By:
                                      STANLEY R. ROSENTHAL
                                        General Partner

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP)(NOTE 1A)
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED



                            I N D E X


PAGE


Partnership's Letter                              II-8

FINANCIAL STATEMENTS:

   Balance Sheets                                 11-10

   Statements of Operations                       II-11

   Statements of Changes in Partners' Capital
    (Deficit)                                     II-12

   Statements of Cash Flows                               II
-13/14

   Notes to Financial Statements                  II-15/24

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit                             IV-6

   Schedule X - Supplemental Income Statement
                 Information Charged to Cost
                 and Expenses                     IV-5

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                         BALANCE SHEETS
                     JUNE 30, 1997 AND 1996
                           (UNAUDITED)
                           A S S E T S
                                             JUNE 30
                                        1 9 9 7    1 9 9 6
Cash                                 $    13,432  $     1,717
Receivables:
  Trade and other                    $         -  $     1,720

Real estate held for sale and develop-
 ment at lower of cost or market value
 (Notes 1D, 1E  and 4):
  Land and land improvements         $    12,000  $    99,551
  Condominium homes completed and
   under construction                          -      117,485

                                     $    12,000  $   217,036

Other Assets                         $     3,374  $    2,438

Total Assets                         $    28,806  $   222,911

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Notes payable (Notes 4 and 8)      $   427,117  $   452,595
  4% convertible subordinated
   debentures (Notes 5, 8 and 11)      2,433,265    2,368,181
  Partnership distributions payable
   (Note 9)                              252,496      252,496
  Notes payable - related party
   (Note 2)                               66,760       60,765
  Accounts payable and other
   liabilities (Note 7)                  100,613      275,294

                                     $ 3,280,251  $ 3,409,331
DEFICIENCY IN PARTNERSHIPS:
  Undistributed earnings (loss) of
   partnerships (Notes 1C, 1D,
   2,4 and 11)                       $   957,886  $   875,354
COMMITMENTS AND CONTINGENCIES
 (Notes 2 and 11)                    $         -  $         -

PARTNERS' CAPITAL (DEFICIT):
  Partners' capital (deficit)
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   Notes 4, 6 and 9)                 $(3,996,058) $(3,854,095)
  Notes receivable-officers/partners
   including accrued interest of
   $73,416 in 1997 and $67,822 in
   1996 (Noted 3)                       (213,273)   (207,679)

                                     $(4,209,331) $(4,061,774)
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)                   $    28,806  $   222,911


               See notes to financial statements.
                              II-10




                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                    STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED


                        1 9 9 7      1 9 9 6     1 9 9 5
REVENUES (Note 10):

  Loss from real
   estate partnership
   (Note 2)           $ (82,532)   $ (76,228)  $(127,122)
  Interest and dividend
   income (Note 3)        11,971       11,991      11,969
  Other                    5,300       14,850      24,427
  Sale of land and
   condominium units     310,900       72,500           -

                      $  245,639   $   23,113  $ (90,726)

COST AND EXPENSES:


  Selling, general and
   administrative
   expenses(Note 1E)  $   86,370   $  148,828  $  101,696
  Interest (Notes 1E,4
   and 5)                100,838      112,246     102,481
  Cost of land and
   condominiums sold     200,394       92,126           -

      Total           $  387,602   $  353,200  $  204,177

NET LOSS              $(141,963)   $(330,087)  $(294,903)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)            $   (0.05)        (0.10)      (0.09)


CASH DISTRIBUTIONS PER
 UNIT                 $     NONE   $     NONE  $     NONE
















               See notes to financial statements.
                              II-11



                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

                                                                 NOTES
TOTAL
                                                               RECEIVABLE
PARTNERS
                              NUMBER    GENERAL     LIMITED     OFFICERS/
CAPITAL
                             OF UNITS    PARTNER    PARTNERS    PARTNERS
(DEFICIT)
BALANCE - June 30, 1994     3,118,065  $       2  $(3,229,105) $(196,490)
$(3,425,595)

Net loss                            -          -    (294,903)          -
(294,903)
Net increase in notes receivable-
 partners                           -          -           -     (5,595)
(5,595)


BALANCE - June 30, 1995     3,118,065  $       2  $(3,524,008)
$                           (202,085)  $(3,726,093)

Net loss                            -          -    (330,087)          -
(330,087)
Net increase in notes receivable-
 partners                           -          -           -     (5,594)
(5,594)

BALANCE - June 30, 1996     3,118,065  $       2  $(3,854,095)
$                          (207,679)$  (4,061,774)

Net loss                            -          -    (141,963)          -
(141,963)
Net increase in notes receivable-
 partners                           -          -           -     (5,594)
(5,594)

BALANCE - June 30, 1997     3,118,065  $       2  $(3,996,058) $(213,273)
$(4,209,331)









               See notes to financial statements.
                              II-12





                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                    STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

                                       YEARS ENDED JUNE 30,
                          1 9 9 7     1 9 9 6      1 9 9 5
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1H)

Cash Flows from Operating
 Activities:
   Cash received principally
    from rental activities
    and sale of condo-
    mminiums
                         $  310,900  $   90,269   $ 24,426
   Interest and dividends
    and other income
    received                  6,086           4          -
   Cash paid for selling,
    general and admini-
    strative expenses     (256,409)    (70,109)   (72,542)
   Interest paid            (7,937)           -          -

     Net Cash (Used)
     Provided by Opera-
     ting Activities     $   52,640  $  20,164    $(48,116)

Cash Flows from Financing
 Activities:
   (Payment) Proceeds from
    notes payable - net  $ (40,925)  $ (57,895)   $ 86,323
   Proceeds (payments) on
    note - related party -
    net                           -      24,651   (24,201)

     Net Cash Provided (Used)
      by Financing Activi-
      ties               $ (40,925)  $ (33,244)   $ 62,122

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS             $   11,715  $ (13,080)   $ 14,006

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF
 YEAR                         1,717      14,797        791

CASH AND CASH EQUIVALENTS
 AT END OF YEAR          $   13,432  $    1,717   $  14,797






               See notes to financial statements.
                              II-13




                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
              STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

                                    YEARS ENDED JUNE 30,
                             1 9 9 7     1 9 9 6     1 9 9 5
Reconciliation of net (loss)
 to net cash (used) provided
 by operating activities:

   Net (Loss)              $(141,963)  $(330,087) $(294,903)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
  Cost of real estate sold          $  205,036 $  82,997 $     -
  Depreciation and
   amortization                     -          -       805
  Loss from real estate
   partnership                 82,532     76,228   127,122
  Write down of land to net
   realizable value (1)             -     48,000         -

Changes in assets and liabilities:
  Increase in accrued
   interest - notes payable            15,447     60,449       -
  Increase in accrued interest
  - related party notes(net)    5,995      4,714     3,976
  (Increase) in notes receiv-
   able - partners            (5,594)    (5,594)   (5,595)
  Decrease (increase) in trade
   and other receivables        1,720          -      (84)
  Decrease in deferred assets       -     2,919          -
  Decrease (increase) in other
   assets                       (936)      5,514         -
  Increase in 4% convertible
   subordinated debenture in-
   cluding accrued interest            65,084     65,084       65,084
  (Decrease) Increase in
   accounts payable and other
   liabilities              (174,681)      9,940    55,479

   Total Adjustments       $  194,603  $ 350,251  $246,787

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES      $   52,640  $ 20,164   $(48,116)

SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

(1)The Partnership recognized a loss on the write down of condominiums held for sale, to net realizable value in 1996.





               See notes to financial statements.
                              II-14




                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                            UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.Basis of Presentation

         On  November 3, 1986, Wimbledon Development Ltd. (a
          limited partnership) was formed to construct and sell condominium units on land acquired from All-State Properties L.P. (hereafter "the Company"). As of June 30, 1997, substantially all the land and condominiums owned by Wimbledon have been sold. The Company has a 99% limited partnership interest in Wimbledon Development Ltd. and the remaining ownership is being held by a corporation controlled by the president of the Company. The Corporation is the general partner of the partnership and is responsible for the management of Wimbledon Development Ltd. The Company includes in its accounts the assets, liabilities, revenues and expenses of Wimbledon Development Ltd. All significant intercompany accounts and transactions have been eliminated.

       B.Organization

         All-State  Properties L.P. (a limited  partnership)
          is the successor to All-State Properties, Inc. and Subsidiaries. On September 20, 1984, the shareholders of All-State Properties, Inc. approved a Plan of Liquidation pursuant to which the shareholders were issued limited partnership units in the Partnership in exchange for their stock of the Corporation.

       C.Equity in Partnerships

         The   investments  in  unconsolidated  real  estate
          partnerships   are  carried  at  cost   plus   the
          Company's equity (deficiency) in the partnerships' undistributed earnings (deficit) (Note 2).

       D.Operations and Income Recognition

         The   Company   was   primarily  engaged   in   the
          development and sale of land through a 50% owned real estate partnership, City Planned Communities which is substantially inactive as of June 30,
          1997, except for various intercompany loans and advances.(Note 10), the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon Development Ltd. As of June 30, 1997, substantially all the land and condominiums owned by Wimbledon have been sold (Note 1A) and a 49.5%

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                            UNAUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       D.Operations and Income Recognition (Continued)

         limited  partnership interest in Unicom Partnership
          Ltd. (Note 2), which has constructed and operates an adult apartment rental community.

         Condominiums

         Revenues   from   the  sale  of  condominiums   are
          recorded at the time of closing. Construction costs, as outlined in FASB No. 67, Accounting for Cost and Initial Rental Operations of Real Estate Projects, are allocated to individual units based on relative sales value of each unit.

       E.Real Estate Held for Sale and Development

         Real estate held for sale and development is carried at the lower of cost or net realizable value. Costs of acquiring and developing land are accumulated and allocated on a per unit basis. During the period of development and construction, certain overhead, selling and carrying costs were capitalized to the extend that these capitalized costs did not increase the carrying value in excess of net realizable value.

         The   following  details  the  adjustments  to  the
          valuation accounts to reflect condominiums held for sale at their net realizable value based on projected sales prices.

                                    CHARGES    CREDIT TO
                                  TO RESERVE COST OF SALES

         June 30, 1997            $      -   $        -

         June 30, 1996            $ 48,000   $   39,602

         June 30, 1995            $      -   $        -

         In  accordance with FASB No. 34, Capitalization  of
          Interest Cost, interest costs on qualifying assets under construction are capitalized until the assets are ready for their intended use. Thereafter, such expenses are a period cost. During the years ended June 30, 1997, 1996 and
          1995, total interest incurred of $100,838, $112,246 and $102,481, respectively were charged to current operations.

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                            UNAUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       F.Income (Loss) Per Partnership Unit

         Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. Effect is given to the convertible debentures that are dilutive.

       G.Cash and Cash Equivalents

         For  the  purposes of the statements of cash flows,
          the    Company   considers   all   highly   liquid
          investments with a maturity of three months or less to be cash equivalents.

NOTE 2 -    EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

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

       CPC  advanced  approximately $12,700,000  to  Unicom.
       The funds have been used by Unicom to fund project cost and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Unicom's capital.

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

       During the current year the Company's share of Unicom's income was $304,950.

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                            UNAUDITED


NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)

       As  of  June  30, 1997 and 1996, the details  of  the
       related   party  obligations  between  City   Planned
       Communities and the Company are as follows:

                                            JUNE 30,
                                      1 9 9 7      1 9 9 6
       Note receivable from City
        Planned Communities - un-
        secured demand loan,
        interest at 8.5% per annum
        including accrued interest $  121,210   $  114,835

       Note payable to City Planned
        Communities - unsecured
        demand loan, interest at
        8.5% per annum, including
        accrued interest            (187,970)    (175,600)


          NET                     $ (66,760)   $ (60,765)


       The Company's equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows:


                        CITY
                       PLANNED      UNICOM
                      COMMUNITIES PARTNERSHIP
                       (NOTE 10)     LTD.        COMBINED

       1997           $(957,886)  $       -0-  $   (957,886)


       1997             (100.0%)          -0-       (100.00%)

       1996           $(875,354)  $      -0-   $   (875,354)

       1996             (100.0%)          -0-       (100.00%)

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTES
         RECEIVABLE (Continued)

       As of June 30, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%, (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

                   1.00% to general partner of Unicom
                  49.50% to Newnel Partnership
                   3.50% to certain individuals who made
                          cash advances to Unicon on behalf
                           of the Company
                  46.00% to the Company

                  100.00%

       In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

       The  Company  also assigned 10.23% of  its  share  of
       distributions    from   CPC   to    individuals    in
       consideration of funds advanced by them to the Company.

NOTE 3 - NOTES RECEIVABLE - PARTNERS

       The former treasurer and the general partner of the Company, who were officers of the predecessor corporation, originated on April 19, 1984 the notes receivable when they exercised their options to acquire 130,000 shares of common stock, which were subsequently exchanged for limited partnership units. The Company received cash and notes receivable from the transaction. The balances of notes receivable consists of the following as of June 30, 1997.

                 PRINCIPAL
                 INCLUDING
                  ACCRUED
                 INTEREST       MATURITY DATE    INTEREST

                 $  213,73       July, 2000      4% per
       Annum

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED





NOTE 3 - NOTES RECEIVABLE - PARTNERS (Continued)


       To secure their obligation to pay the notes and accrued interest, the Company was granted a lien on and a security interest in the units. Cash distributions which were previously applied as mandatory prepayments at 50% were increased to 100% and are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes are non-recourse.

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED




                                      1 9 9 7        1 9 9 6
NOTE 4 - NOTES PAYABLE

       Notes payable at June 30
        consist of the following:

       Notes   payable  -   individual
       (including   accrued    interest
       of  $35,397  and  $36,512,  re-
       spectively)  due  December  31,
       2000.  Interest  at   10%   per
       annum,   secured  by  land  and
       condominiums.  The  Company as-
       signed a  1%  participation  in
       profits  and  cash   flow  from
       Unicom  or  City  Planned  Com-
       munities  in  order to   obtain
       this loan. (Notes 2 and 10).    $ 37,770 $ 129,810

       Note payable - individuals  (in-
       cluding  accrued   interest   of
       $86,609  and   $71,902   respec-
       tively) due on demand,  interest
       at  8.5% per  annum,  unsecured.
       The  Company  assigned  7.5%  of
       its    potential   distributions
       from  City  Planned  Communities
       to the individuals in  order  to
       obtain  this   loan  and   other
       funds advanced on the  Company's
       behalf. (See Note 2).            353,609   288,903

       Note  payable  - (including  ac-
       crued interest  of  $12,538  and
       $10,682, respectively,  due  De-
       cember  31, 1997  with  interest
       calculated at 8% per  annum from
       October 1, 1990.                  35,738    33,882


                                       $427,117  $452,595

      Amortization of principal and accrued interest until maturity will be as follows as of June 30, 1997:

                      June 30, 1998     $ 389,347
                      June 30, 2001        37,770

                                       $ 427,117

                    ALL STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED


NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES

       The 4% convertible subordinated debentures at June
       30, consist of the following:
                       1 9 9 7          1 9 9 6  1 9 9 5

       Convertible at
        $3 per unit   $  1,625,301   $ 1,625,301  $1,625,301
       Convertible at
        $1 per unit          1,811                1,811
       1,811
       Accrued interest
        (Note 8)           806,153       741,069     675,985

                     $  2,433,265   $ 2,368,181  $2,303,097

NOTE 6 - INCOME TAXES

       The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership's approximate income (losses) for tax reporting purposes for the years ended June 30, 1997, 1996 and 1995 aggregated ($680,000) ($575,000) and
       ($295,000), respectively, which approximates income (losses) of ($0.22), ($0.18) and income of $0.09 per unit, based on 3,118,303 outstanding partnership units.

NOTE 7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES

       Account payable and other
       liabilities  at  June  30
       consist of the following:

                               1 9 9 7   1 9 9 6   1 9 9 5
       Taxes, primarily real
        estate               $     605  $ 23,975 $  28,021
       Professional fees        77,012    94,954   112,312
       Other                    22,996   156,365   125,021

                             $ 100,613  $275,294 $ 265,354

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED


NOTE  8 - ACCRUED INTEREST

        Accrued interest consists of the
        following:
                                         1 9 9 7   1 9 9 6

        Interest payable included in
        notes payable (Note 4)          $134,544 $119,096

        Interest included in 4% con-
        vertible subordinated deben-
        tures (Notes 5 and and 10)       806,153  741,069

                                        $940,697 $860,165

NOTE  9 - PARTNERS' CAPITAL (DEFICIT)

            As of September 30, 1997, there are 1,563 shareholders holding 290,836 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June 30, 1996, has declared accumulated distributions of $.85 per each unit of partnership interest outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

                                         The Company did  not
        make cash distributions to its unit owners during years ended June 30, 1997, 1996 and 1995.

NOTE 10 - RESTRUCTURED FINANCING

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

        The obligation originally maturing on August 1, 1995 was extended to August 1, 1997 was modified as of August 1, 1997 converting all unpaid interest to principal and all principal will accrue interest at 10% per annum. This new note and accrued interest is due December 31, 2002.

                    ALL-STATE PROPERTIES L.P.
                (A LIMITED PARTNERSHIP) (NOTE 1A)
                  NOTES TO FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED




NOTE 11 - BUSINESS UNCERTAINTIES

        The    Company    has   $2,433,265   of   convertible
        subordinated debentures including accrued interest which matured on September 30, 1989 (Note 5).

        The Company's primary source of cash flow has been from its 50% owned real estate partnership, City Planned Communities (Note 2). The current availability of cash flow from City Planned Communities is not deemed sufficient in order for the Company to meet its currently maturing obligations and its working capital requirement.

        The Company also has a 49.5% limited partnership interest with an approximate 46% interest in the cash flow profits of Unicom, A Limited Partnership (Notes 1D and 2). However, the investment in Unicom has not generated cash flows to the Company to date.

NOTE 12 - SUBSEQUENT EVENTS

        In August 1997, subject to HUD approval, Unicom entered into a contract whereby the intended purchaser will lease the property for a three-year period at which time the purchaser can purchase the property or cancel the option and forfeit their deposit. In addition, Unicom has agreed to sell approximately 4.2 acres of land to a new joint venture consisting of the intended purchaser and partners of Unicom.

CITY PLANNED COMMUNITIES
5500 NORTHWEST 69TH AVENUE * LAUDERHILL, FLORIDA * 33319
(954) 572-2112 BROWARD * TELECOPIER (954) 749-5664






The accompanying combined balance sheets of City Planned Communities (a partnership) ("CPC") and Unicom Partnership Ltd. (a limited partnership) ("Unicom") as of June 30, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended, and the supplemental information listed in the index, have been compiled by these partnerships in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants, and no accountant has expressed an opinion thereon. They have been prepared assuming that CPC and Unicom will continue as a going concern.

As discussed in Note 5, Unicom successfully completed a reassignment and reinstatement of its mortgage on July 28, 1995.

On  June  25,  1997, Unicom signed a Letter  of  Intent  with
CareMatrix Corporation to enter into a lease and an option to
purchase   agreement.  (See  Note  8  to  Combined  Financial
Statements).

The financial statements of Unicom have been audited. No auditing procedures have been per formed since September, 1989 for CPC.

As explained in the accompanying statements in respect of the financial statements of All-State Properties L.P., the undersigned entities intend to obtain audited financial statements for the 1990-1997 periods as soon as they are in a financial position to compensate an accountant for such services.

                                      Very truly yours,

                                   CITY PLANNED COMMUNITIES
                                    UNICOM PARTNERSHIP LTD.



                                    By:
                                        STANLEY R. ROSENTHAL
                                        Managing Partner

            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP
             COMBINED COMPILED FINANCIAL STATEMENTS
                          JUNE 30, 1997
                            UNAUDITED



                         C O N T E N T S


PAGE

Partnership's Letter                                 II-25

Combined Financial Statements:

   Balance Sheets                                    II-27

   Statements of Operations                          II-28

   Statements of Partners' Capital (Deficit)         II-29

   Statements of Cash Flows                          II-30/31

   Notes to Financial Statements                     II-32/36

Supplemental Information:

   Explanation of elimination's to combing financial
    statements                                       II-37

   Combining Balance Sheets                          II-38/41

   Combining Statements of Operations                II-42/44

   Combining Statements of Partners' Capital
   (Deficit)                                         II-45

   Combining Statements of Cash Flows                II-46/53

   Selected Financial Data                            II-2/3

            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                     COMBINED BALANCE SHEETS
                     JUNE 30, 1997 AND 1996
                            UNAUDITED

                           A S S E T S
                                     1 9 9 7     1 9 9 6
Property and equipment, at cost
 (Notes 1B and 5):
  Building, including land of
   $966,170                        $33,389,465 $33,306,025
  Furniture and equipment            1,183,708   1,159,582
  China, glassware, silverware and
   utensils                             41,713      41,713

                                   $34,614,886 $34,507,320
  Less accumulated depreciation
   and amortization                (6,888,424) (5,942,918)
                                   $27,726,462 $28,564,402

Cash                                  905,163    1,064,575
Cash - restricted for tenants'
 security deposits                     694,909     592,798
Real estate for sale - at cost
 (Note 5) - land                         9,666       9,666
Deferred management fees -
 related party (Notes 1A and 4)        631,543     631,543
Funds held in escrow                   543,430     520,666
Prepaid expenses                       174,447     184,981
Other assets                           320,447     298,282

TOTAL ASSETS                       $31,006,067 $31,866,913

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Mortgage loan payable, including
   $183,312 and $183,312 of accrued
   interest, respectively (Note 5) $27,496,637 $27,680,139
  Notes payable - others                72,753     695,780
  Notes payable - non-interest
   bearing                                   -     208,555
  Notes payable - related parties,
   including $1,295,115 and
   $1,218,819 of accrued interest,
   respectively (Note 2)             3,756,454   4,758,247
  Accounts payable and accrued
   expenses (Note 3)                   474,223     609,540
Tenant security deposits               624,885     577,250
  Deferred interest (Note 5)         2,397,258   2,453,679

                                   $34,822,210           $
36,983,190
COMMITMENTS AND CONTINGENCIES
 (Notes 4, 6, 7 and 8)                       -           -
PARTNERS' CAPITAL (DEFICIT)
 (Note 4)                          (3,816,143) (5,116,277)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)                 $31,006,067 $31,866,913

             Notes to combined financial statements.
                              II-27




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                COMBINED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                            UNAUDITED



                        1 9 9 7      1 9 9 6     1 9 9 5

REVENUES:

  Sale of land        $         -  $    54,166 $        -
  Rental income        10,449,562   10,132,016  9,874,474
  Interest and other
   income                  90,035       74,341     75,179

                      $10,539,597  $10,260,523 $9,949,653

EXPENSES:

  Cost of land sold   $         -  $     8,128 $        -
  Dietary and resident
   services             3,156,811    3,049,995  2,950,311
  General and adminis-
   trative (Note 4A)    1,049,693    1,069,538  1,271,180
  Marketing and adverti-
   sing                   256,120      239,951    216,810
  Maintenance and utili-
   ties                 1,390,463   1,3555,630  1,430,717
  Taxes and insurance     792,746      820,846    757,632

                      $ 6,645,833  $ 6,544,088 $6,626,650

NET INCOME BEFORE DEPRE-
 CIATION, AMORTIZATION
 AND INTEREST:        $ 3,893,764  $ 3,716,435 $3,323,003


OTHER EXPENSES:

  Interest (Note 1C)  $ 2,490,833  $ 2,576,181 $2,991,650
  Depreciation and
   amortization           951,936      915,479    920,904

                      $ 3,442,769  $ 3,491,660 $3,912,554

NET INCOME (LOSS)     $   450,995  $  224,775  $(589,551)












           See notes to combined financial statements.
                              II-28




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
       COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
            YEARS ENDED JUNE 30, 1997, 1996 AND 1996
                            UNAUDITED







                        1 9 9 7      1 9 9 6     1 9 9 5


PARTNERS' CAPITAL
 (DEFICIT)- Beginning $(5,116,277) $(5,341,052)         $
(4,751,501)

   Distributions
   (Note 4)            (1,219,000)          -  (13,352,210)

   Contributions
   (Note 4)             2,068,139           -   13,352,210

   Net income (loss)      450,995      224,775   (589,551)


PARTNERS' CAPITAL
 (DEFICIT) - Ending   $(3,816,143) $(5,116,277)         $
(5,341,052)































           See notes to combined financial statements.
                              II-29




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                COMBINED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

                        1 9 9 7      1 9 9 6     1 9 9 5
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash from customers/
   tenants            $10,421,519  $10,032,700 $9,941,179
  Interest received        53,341       74,341     64,828
  Cash paid - interest             (2,223,519) (3,422,967
)(3,592,924)
  Cash paid - suppliers,
   employees and admini-
   strative expenses  (6,780,951)  (6,780,382) (6,628,886)

    Net Cash Provided
     (Used) by Operat
     ing Activities   $1,470,390 $    (96,308) $(215,803)

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net                $ (107,567)  $ (226,241) $(180,278)
  Escrow funding         (22,764)    (288,762)   (44,983)
  Tenant security de-
   posits                (54,476)       10,444    (5,521)
  Other                         -     (39,392)          -
  Partners' distribu-
   tions              (1,219,000)            -          -

    Net Cash Used by
     Investing Activi-
     ties             $(1,403,807) $ (543,951) $(230,782)

Cash Flows from Financ-
 ing Ativities:
  Cash received -
   related party      $     2,416  $ 1,028,568 $   42,153
  Cash received (paid)
   notes                (227,513)      245,890    121,027
  Other                      (898)   (215,394)     15,771

    Net Cash Provided
     (Used) by Financ-
     ing Activities   $ (225,995)  $ 1,059,064 $  178,951

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS          $ (159,412)  $   418,805 $(267,634)
CASH AND CASH EQUIV-
 ALENTS-BEGINNING OF
 YEAR                   1,064,575      645,770    913,404
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR    $   905,163  $ 1,064,575 $  645,770

           See notes to combined financial statements.
                              II-30




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
          COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED


                        1 9 9 7      1 9 9 6     1 9 9 5
Reconciliation of net
 profit (loss) to net
 cash  provided (used)
 by operating activities:

  Net income (loss)   $  450,995   $ 224,775   $(589,551)

Adjustments to reconcile
 net profit (loss) to net
 cash provided (used) by
 operating activities:

  Depreciation and
   amortization       $  951,936   $  915,479  $  920,904
  Increase in accrued
   interest payable      129,783    (849,648)   (601,275)
  Decrease in real
   estate held for sale        -        4,833           -
  (Increase) decrease in
   prepaid expense       11,415      (48,989)      26,299
  Decrease (increase) in
   other assets and ac-
   counts receivable    (69,868)        4,889       9,713
  (Decrease) increase in
   accounts payable and
   accrued expenses      (3,871)    (347,647)    (45,181)
  Increase in other
   liabilities                 -            -      63,288

     Total Adjustments         $   1,019,395$  (321,083)$
373,748

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES           $1,470,390   $ (96,308)  $(215,803)

SCHEDULE OF NON-CASH
 INVESTING AND FINANC-
 ING ACTIVITIES:

(A)  In   June   of  1995  the  partners  of  City   Planned
     Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom. (See
     Note 4)

(B) (See Page II-47).







           See combined notes to financial statements.
                              II-31




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
             NOTES TO COMBINED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Organization, Operations and Principles of
           Combination

           1. City Planned Communities (Hereafter CPC)

              The  Partnership was formed in  1968  and  was
               engaged  in  the business of  land  sales  in
               Broward County, Florida (the Partnership is relatively inactive). The two fifty percent partners of CPC are All-State Properties L.P. (a limited partnership) and NLI Partners, Ltd. (a limited partnership).

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

              In  1987,  Unicom purchased 78 acres  of  land
               from CPC. Due to the related ownership and control of the two entities and in accordance with prescribed accounting standards (Note 1D), the gross profit of approximately $3,158,000 from this sale, computed as follows, has been deferred:

              Selling price                  $4,000,000
              Cost of land and land
                development                    (822,000)
              Closing costs                     (20,000)

               $     3,158,000


                              II-32




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
             NOTES TO COMBINED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       A   Organization, Operations and Principles of
           Combination (Continued)

               Pursuant to the Management Agreement with the deceased Managing Partner, the management fee related to this transaction was paid to the deceased Manager. The expense will be recognized when the profit is recognized.

           4. Cash and Cash Equivalents

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

               C.    Interest

                      In  accordance with FASB Nos.  34  and
               67, Capitalization of Interest Cost and Accounting for Costs and Initial Rental Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its

                              II-33




             CITY PLANNED COMMUNITIES(A PARTNERSHIP)
      AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
             NOTES TO COMBINED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

         C.          Interest (Continued)

             intended use. Thereafter, such expenses are period costs. During the years ended June 30, 1997, 1996 and 1995, total interest incurred was $2,490,833, $2,576,181 and $2,991,650,respectively was charged to operations.

      D. Income Tax Reporting

         For income tax purposes, CPC reports on the cash basis of accounting while Unicom reports on the accrual basis. Both utilize the accrual basis of accounting for financial reporting purposes. No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.

NOTE 2 - NOTES PAYABLE - RELATED PARTIES

         Funds advanced by various partners,
         evidenced by unsecured demand notes,
         bearing interest at 3% over prime
         rate.
                                     1 9 9 7     1 9 9 6

         Total principal           $2,461,339  $3,539,428
         Accrued interest           1,295,115   1,218,819

                                   $3,756,454  $4,758,247

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES

         Accounts payable and accrued
         expenses at June 30, 1997 and
         1996 consist of the following:
                                     1 9 9 7     1 9 9 6

         Accounts payable          $  279,379  $  438,104
         Real estate taxes            194,844     188,822

                                   $  474,223  $  626,926

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

          Management Agreements

          In a prior year, Unicom entered into an agreement with an individual who is the general partner of All-State Properties L.P., to oversee the day-to-
                              II-34




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
      AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
             NOTES TO COMBINED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES (Continued)

          day  operations  of the AARC. In  the  prior  year
           Unicom  assigned a 5% interest of  all  available
           cash   flows  to  the  individual  for   services
           rendered.

NOTE 5 - MORTGAGE LOAN PAYABLE

       The mortgage balance of $27,638,956 was modified on July 28, 1995. The rate of interest was reduced to 8%, including servicing while the maturity date remained unchanged at January 1, 2029. The mortgage is insured by the Department of Housing and Urban Development (HUD) and is payable in monthly installments of $198,051. As a result of the mortgage modification $2,498,809 in accrued interest was forgiven. This amount is recorded as a deferred interest adjustment and is being amortized over the remaining term of the mortgage. During the current fiscal year interest was reduced by $56,421 as a result of the deferred interest amortization. Principal payments for the next five years ending June 30, are as follows:

                     1998         $  198,733
                     1999            215,228
                     2000            233,091
                     2001            252,438
                     2002            273,390

       As   of  June  30,  1997  and  1996  the  outstanding
       indebtedness consisted of:
                                    1 9 9 7     1 9 9 6

          Principal               $27,313,325 $27,496,827
          Interest                   183,312      183,312

                                  $27,496,637 $27,680,139

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       A.Management Contract (See Note 4)

        The  Partnership terminated its existing  management
         contract effective July 31, 1995. The property will be managed as "owner/managers." The new management fee has been reduced from 6.5%(subject to maximum) to 4% of the total income collected. The contract expires on December 31, 2002.




                              II-35




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
      AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
             NOTES TO COMBINED FINANCIAL STATEMENTS
            YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                            UNAUDITED


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

       B.Distributions

         As  of  June  30,  1997, in consideration  of  cash
          advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute
          26.76% (including 5% to the general partner of the
         Company)  of any of its cash that becomes available
          for   distribution,  to  those  individuals.   The
          balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

              1.00% to the general partner of Unicom
             49.50% to the Newnel Partners in Unicom
              3.50% to certain individuals who made cash
                     advances on behalf of All-State
             46.00% to All-State Properties L.P.

             100.00%

         In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

NOTE 7 - PENSION PLAN

       During year ended June 30, 1995, Unicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.

NOTE 8 - SUBSEQUENT EVENTS

       In   August  1997,  subject  to  HUD  approval,   the
       Partnership entered into a contract whereby the intended purchaser will lease the property for a three-year period at which time the purchaser can purchase the property or cancel the option and forfeit their deposit. In addition, the Partnership has agreed to sell approximately 4.2 acres of land to a new joint venture consisting of the intended purchaser and the Partnership.


                              II-36




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
       AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
       EXPLANATION OF ELIMINATION'S TO COMBINING FINANCIAL
                           STATEMENTS
                     JUNE 30, 1997 AND 1996
                            UNAUDITED

The combining financial statements for City Planned Communities (CPC) and Unicom Partnership Ltd., (Unicom) are presented as supplemental information to the combined financial statements. All significant transactions between CPC and Unicom have been eliminated. Descriptions of the eliminations are as follows:

(a) Cost  of  land purchased by Unicom from CPC in 1987  has
    been   adjusted  to  reflect  the  carrying   value   of
    property, computed as follows:

        Land cost                             $   250,578
        Land development cost                     571,704
        Closing cost                               20,000

        Carrying value of property            $   842,282
        Selling price                         (4,000,000)

        Adjustment to land and construction in
         progress and deferred profit         $(3,157,718)

(b) As  of  June  30,  1994,  Unicom borrowed  approximately
    $12,700,000 from CPC for construction costs overruns on the AARC and has issued demand notes to evidence the loans. Note activity is detailed below:

                                                JUNE 30,
                                                  1994

        Net cash loaned from CPC to Unicom    $12,703,031
        Net accrued interest on notes             648,079

                                              $13,351,110

        Allowance for loss - note receivable
                   June 30, 1990              $(2,505,000)
                   June 30, 1991               (3,616,000)
                   June 30, 1992               (1,815,511)
        Unamortized discount                   (1,012,900)

                                              $(8,949,411)

                                              $ 4,401,699

    Interest on the notes was eliminated effective April 1, 1990.

    In June of 1995 CPC distributed to its partners the notes and interest receivable due from Unicom (net of allowances and discounts). The partners agreed to contribute these obligations to the capital of Unicom.


           See notes to combined financial statements.
                              II-37


                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                         COMBINING BALANCE SHEETS
                               JUNE 30, 1997
                                 UNAUDITED

<CAPTION
                      CITY       UNICOM                   COMBINED
                    PLANNED   PARTNERSHIP                  BALANCE
                  COMMUNITIES    LTD.     ELIMINATIONS      SHEET
ASSETS

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,123,888     $        -  $36,547,183 $(3,157,718)(a)$33,389,465
  Furniture and
   equipment               -  1,183,708            -   1,183,708
  China, glassware,
   silverware and
   utensils                -  41,713            -      41,713

                  $        -  $37,772,604 $(3,157,718) $  34,614,886
  Less accumulated
   depreciation and
   amortization            -  (6,888,424)           -    (6,888,424)

                  $        -  $30,884,180 $(3,157,718) $  27,726,462

  Cash                   456      904,707           -        905,163
  Cash - restricted
   for tenants'
   security deposits       -      694,909           -        694,909
  Real estate for sale
   - at cost - land    9,666            -           -          9,666
  Deferred management

   fees - related
   party             631,543            -           -        631,543
  Funds held in
   escrow                  -      543,430           -        543,430
  Prepaid expenses            -            174,447     -
174,447
  Other assets         6,886      313,561           -        320,447

TOTAL ASSETS      $  648,551  $33,515,234 $(3,157,718) $  31,006,067












                See notes to combined financial statements.
                                   II-38




                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                   COMBINING BALANCE SHEETS (CONTINUED)
                               JUNE 30, 1997
                                 UNAUDITED

                      CITY       UNICOM                   COMBINED
                     PLANNED  PARTNERSHIP                 BALANCE
                  COMMUNITIES     LTD.    ELIMINATIONS     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable          $        -  $27,496,637 $         -   $27,496,637
Notes payable -
 others                    -       72,753           -      72,753
Notes payable -
 related parties   3,756,454            -           -    3,756,454
Accounts payable
 and accrued
 expenses             52,951      421,272           -      474,223
Tenant security
 deposits                  -      624,885           -      624,885
Deferred profit    3,157,718            -  (3,157,718)(a)        -
Deferred interest          -    2,397,258          -     2,397,258

                  $6,967,123  $31,012,805 $(3,157,718)  $34,822,210

COMMITMENTS AND
 CONTINGENCIES             -            -           -           -

PARTNERS' CAPITAL
 (DEFICIT)        (6,318,572)   2,502,429           -   (3,816,143)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)         $  648,551   $ 33,515,234$   (3,157,718)   $
31,006,067

















                See notes to combined financial statements.
                                   II-39





                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                         COMBINING BALANCE SHEETS
                               JUNE 30, 1996
                                 UNAUDITED

                      CITY       UNICOM                   COMBINED
                     PLANNED  PARTNERSHIP                 BALANCE
                  COMMUNITIES    LTD.     ELIMINATIONS     SHEET
ASSETS

Property and equip-
 ment at cost:
  Building, includ-
   ing land of
   $4,123,888     $        -  $36,463,743 $(3,157,718)(a)$ 33,306,025
  Furniture and
   equipment               -    1,159,582           -       1,159,582
  China, glassware,
   silverware and
   utensils                -       41,713           -          41,713

                  $        -  $37,665,038 $(3,157,718)   $ 34,507,320

  Less accumulated
   depreciation and
   amortization            -  (5,942,918) -            (5,942,918)


                  $        -  $31,722,120 $(3,157,718)   $ 28,564,402

  Cash`                  433    1,064,142           -       1,064,575
  Cash - restricted
   for tenants se-
   curity deposits            -           592,798      -
592,798
  Real estate for
   sale - at cost -
   land                9,666            -           -           9,666
  Deferred management
   fees - related
   party             631,543            -           -         631,543
   Funds held in
    escrow                 -      520,666           -         520,666
  Prepaid expenses            -           184,981      -
184,981
  Other assets         6,886      291,396           -         298,282


TOTAL ASSETS      $  648,528  $34,376,103 $(3,157,718) $   31,866,913





                See notes to combined financial statements.
                                   II-40





                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                   COMBINING BALANCE SHEETS (CONTINUED)
                               JUNE 30, 1996
                                 UNAUDITED

                      CITY       UNICOM                   COMBINED
                     PLANNED  PARTNERSHIP                 BALANCE
                  COMMUNITIES     LTD.    ELIMINATIONS     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable          $        -  $27,680,139 $        -   $ 27,680,139
Notes payable
 - others                  -      695,780          -       695,780
Notes payable -
 non-interest
 bearing                   -      208,555          -       208,555
Notes payable -
 related parties   3,598,900    1,159,347          -     4,758,247
Accounts payable
 and accrued
 expenses             75,419      534,121          -        609,540
Tenant security
 deposits                  -      577,250          -       577,250
Deferred profit    3,157,718            - (3,157,718)(a)         -
Deferred interest             -           2,453,679    -          2
,453,679

                  $6,832,037  $33,308,871 $(3,157,718) $36,983,190
COMMITMENTS AND
 CONTINGENCIES             -            -           -            -

PARTNERS' CAPITAL
 (DEFICIT)        (6,183,509)   1,067,232           -  (5,116,277)
TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)         $  648,528   $ 34,376,103   $(3,157,718)   $
31,866,913














                See notes to combined financial statements.
                                   II-41




                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                    COMBINING STATEMENTS OF OPERATIONS
                               JUNE 30, 1997

                                 UNAUDITED

                      CITY       UNICOM                  COMBINED
                     PLANNED  PARTNERSHIP               STATEMENT OF
                  COMMUNITIES     LTD.    ELIMINATIONS   OPERATIONS
REVENUES:

  Rental income   $        -  $10,449,562 $        -   $  10,449,562
  Interest and
   other income       36,694       53,341          -          90,035


                  $   36,694  $10,502,903 $        -   $  10,539,597

EXPENSES:

  Dietary and resi-
   dent services  $        -  $ 3,156,811 $        -   $   3,156,811
  General and admini-
   strative            3,699    1,045,994          -       1,049,693
  Marketing and adver-
   tising                  -      256,120          -         256,120
  Maintenance and
   utilities               -    1,390,463          -       1,390,463
  Taxes and in-
   surance               549      792,197          -         792,746


                  $    4,248  $ 6,641,585 $        -   $   6,645,833

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST         $   32,446  $ 3,861,318 $        -   $   3,893,764

OTHER EXPENSES:

  Interest        $  197,509  $ 2,293,324 $        -    $  2,490,833
  Depreciation and
   amortization            -      951,936          -         951,936

                  $  197,509  $ 3,245,260 $        -   $   3,442,769


NET INCOME (LOSS) $(165,063)  $   616,058 $        -   $     450,995




                See notes to combined financial statements.
                                   II-42





                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                    COMBINING STATEMENTS OF OPERATIONS
                               JUNE 30, 1996
                                 UNAUDITED

                      CITY       UNICOM                  COMBINED
                     PLANNED  PARTNERSHIP               STATEMENT OF
                  COMMUNITIES     LTD.    ELIMINATIONS   OPERATIONS
REVENUES:

  Sale of land    $   54,166  $         - $        -   $      54,166
  Rental income            -   10,132,016          -      10,132,016
  Interest income     11,107       63,234          -         74,341
                  $  65,273   $10,195,250 $        -   $   10,260,523
EXPENSES:

  Cost of land
   sold           $    8,128  $         - $        -   $       8,128
  Dietary and resi-
   dent services              -           3,049,995    -
3,049,995
  General and admini-
   strative           10,700    1,058,838          -       1,069,538
  Marketing and adver-
   tising                  -      239,951          -         239,951
  Maintenance and
   utilities               -    1,355,630          -       1,355,630
  Taxes and
   insurance             851      819,995                 -
820,846

                  $   19,679  $ 6,524,409 $        -   $   6,544,088


NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST         $  45,594   $ 3,670,841 $        -   $   3,716,435

OTHER EXPENSES:

  Interest        $  198,050  $ 2,378,131 $        -    $  2,576,181
  Depreciation and
   amortization            -      915,479          -         915,479

                  $  198,050  $ 3,293,610 $        -   $   3,491,660

NET LOSS          $(152,456)  $   377,231 $        -   $    224,775







                See notes to combined financial statements.
                                   II-43




                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                    COMBINING STATEMENTS OF OPERATIONS
                               JUNE 30, 1995
                                 UNAUDITED

                      CITY       UNICOM                   COMBINED
PLANNED           PARTNERSHIP                STATEMENT OF
                  COMMUNITIES     LTD.    ELIMINATIONS   OPERATIONS
REVENUES:

  Rental income   $        -  $9,874,474  $        -   $   9,874,474
  Interest income     10,351      64,828           -          75,179

                  $ 10,351  $  9,939,302  $        -   $   9,949,653

EXPENSES:

  Dietary and re-
   sident ser-
   vices          $        -  $2,950,311  $        -   $   2,950,311
  General and
   administra-
   tive               65,725   1,205,455           -       1,271,180
  Marketing and ad-
   vertising               -     216,810           -         216,810
  Maintenance and
   utilities               -   1,430,717           -       1,430,717
  Taxes and
   insurance      1,360     756,272          -         757,632

                  $   67,085  $6,559,565  $        -   $   6,626,650

NET INCOME (LOSS) BE-
 FORE DEPRECIATION,
 AMORTIZATION AND
 INTEREST         $ (56,734)  $3,379,737  $        -   $   3,323,003

OTHER EXPENSES:

  Interest        $  197,510  $2,794,140  $        -    $  2,991,650
  Depreciation and
   amortization            -     920,904           -         920,904


                  $  197,510  $3,715,044  $        -   $   3,912,554

NET LOSS          $(254,244)  $(335,307)  $        -   $   (589,551)








                See notes to combined financial statements.
                                   II-44







                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
            COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                 UNAUDITED


                                                         COMBINED
                                                         STATEMENT
                CITY          UNICOM                    OF PARTNERS'
               PLANNED      PARTNERSHIP                   CAPITAL
COMMUNITIES          LTD.   ELIMINATIONS    (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1994        $(1,374,010)   $(12,326,902) $8,949,411   $(4,751,501)

Distributions               (4,402,799)   -            (8,949,411)
(13,352,210)

Contributions               -             13,352,210             -
13,352,210

Net loss - 1995 (254,244)      (335,307)           -     (589,551)

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1995        $(6,031,053)   $    690,001  $        -   $(5,341,052)

Net income
 (loss) -
 1996           (152,456)         377,231          -       224,775

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1996        $(6,183,509)   $   1,067,232 $        -   $(5,116,277)

Net Income
 (loss) -
 1997           (165,063)         616,058          -       450,995

Distributions               -             (1,219,000)            -
(1,219,000)


Contributions               30,000        2,038,139    -
2,068,139

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1997        $(6,318,572)   $   2,502,429 $        -   $(3,816,143)

                See notes to combined financial statements.
                                   II-45



                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                    COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED JUNE 30, 1997
                                 UNAUDITED

                       CITY         UNICOM                   COMBINED
                      PLANNED     PARTNERSHIP       ELIMI-  STATEMENT OF
                      COMMUNITIES     LTD.         NATIONS   CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash from customers/
   tenants/sales      $        -  $10,421,519      $   -    $10,421,519
  Interest received            -       53,341          -         53,341
  Cash paid - interest            -              (2,223,519)   -     (2
,223,519)
  Cash paid - suppliers,
   employees and admini-
   strative expenses    (2,393)   (6,778,558)          -    (6,780,951)
    Net Cash (Used)
     Provided by Oper-
     ating Activities $  (2,393)  $ 1,472,783    $     -   $  1,470,390

Cash Flows from Invest-
 ing Activities:
  Capital expenditures-
   net                $        -  $ (107,567)    $     -   $  (107,567)
  Escrow funding               -     (22,764)          -        (22,764)
  Tenant security
   deposit - net               -     (54,476)          -        (54,476)
  Partner distribution            -              (1,219,000)
-                     (1,219,000)
   Net Cash Used by
    Investing Activi-
     ties             $        -  $(1,403,807)   $     -   $ (1,403,807)

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party    $    2,416  $         -    $     -    $     2,416
  Cash (paid) received
   - notes and mort-
   gages                       -    (227,513)          -       (227,513)
  Other                        -        (898)          -           (898)
   Net Cash Provided
    (Used) by Financ-
    ing Activities    $    2,416  $ (228,411)    $     -    $  (225,995)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS          $       23  $ (159,435)    $     -    $  (159,412)
CASH AND CASH EQUIVA-
 LENTS BEDGINNING OF
 YEAR                        433    1,064,142          -    $ 1,064,575
CASH AND CASH EQUIVA-
 LENTS END OF YEAR    $      456  $   904,707    $     -    $   905,163

                See notes to combined financial statements.
                                   II-46




                 CITY PLANNED COMMUNITIES (A PARTNERSHIP)
            AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
              COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEAR ENDED JUNE 30, 1997
                                 UNAUDITED
                    CITY          UNICOM                       COMBINED
                  PLANNED       PARTNERSHIP
STATEMENT OF
                 COMMUNITIES        LTD.       ELIMINATIONS   CASH FLOWS
Reconciliation
 of net profit
 (loss) to net
 cash provided
 (used) by
 operating acti-
 vities:

  Net income
   (loss)        $   (165,063)  $   616,058    $          -  $    450,995

Adjustments to
 reconcile net
 profits (loss)
 to cash provided
 (used) by opera-
 ting activities:

  Depreciation and
   amortization  $           -  $   951,936    $          -  $    951,936
  Increase (de-
   crease) in in-
   terest payable               185,138        (55,355)      -
129,783
  Decrease in real
   estate held
   for sale                  -            -               -             -
  (Increase) in
   prepaid expenses          -       11,415               -        11,415
  (Increase) De-
   crease in other
   assets and ac-
   counts receiv-
   able                      -     (69,868)               -      (69,868)
  Decrease in ac-
   counts payable
   and accrued
   expenses           (22,468)       18,597               -       (3,871)

   Total Adjust-
    ments        $     162,670  $   856,725    $          -  $  1,019,395

NET CASH PROVIDED
 (USED) BY OPERA-
 TING ACTIVITIES $     (2,393)  $ 1,472,783    $          -  $  1,470,390





                See notes to combined financial statements.
                                   II-47




            CITY PLANNED COMMUNITIES (A PARTNERSHIP)
           AND UNICOM PARTNERSHIP LTD. (A PARTNERSHIP)
         COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEAR ENDED JUNE 30, 1997
                            UNAUDITED


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:



(A) In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.

(B) In December of 1996, $30,000 of notes due to partners of City Planned Communities were contributed to the capital of the Company.







































           See notes to combined financial statements.
                              II-48




                CITY PLANNED COMMUNITIES (A PARTNERSHIP)
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                   COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1996
                                 UNAUDITED
                        CITY        UNICOM                     COMBINED
                       PLANNED    PARTNERSHIP                 STATEMENT OF
                     COMMUNITIES          LTD. ELIMINATONS       CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
  Cash from customers/
  tenants/sales      $    54,166  $ 9,978,534  $         -   $ 10,032,700
 Interest received        11,107       63,234            -         74,341
 Cash paid - interest          -  (3,422,967)            -    (3,422,967)
 Cash paid - supliers,
   employees and admini-
  strative expenses     (47,889)  (6,732,493)            -    (6,780,382)

   Net Cash (Used)
    Provided by Opera-
     ting Activities $    17,384  $ (113,692)  $         -   $   (96,308)

Cash Flows from Invest-
 ing Activities:
 Capital expendi-
  tures - net        $         -  $ (226,241)  $         -   $  (226,241)
 Escrow funding                -    (288,762)            -      (288,762)
 Tenant security de-
  posits - net                 -       10,444            -         10,444
 Other                         -     (39,392)            -       (39,392)

  Net Cash Used by
   Investing Acti-
   vities            $         -  $ (543,951)  $         -   $  (543,951)

Cash Flows from Fi-
 nancing Activities:
 Cash received
  (paid) - related
  party              $  (18,557)  $ 1,047,125  $         -   $  1,028,568
 Cash (paid) re-
  ceived - notes
  and mortgages                -      245,890            -        245,890
 Other                         -    (215,394)            -      (215,394)

  Net Cash Provided
   (Used) by Financ-
   ing Activities    $  (18,557)  $ 1,077,621  $         -   $  1,059,064


               See notes to combined financial statements.
                                  II-49






                CITY PLANNED COMMUNITIES (A PARTNERSHIP)
               AND UNICOM PARTNERSHIP LTD. (A PARTNERSHIP)
             COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                        YEAR ENDED JUNE 30, 1996
                                UNAUDITED



                        CITY        UNICOM                      COMBINED
                       PLANNED    PARTNERSHIP
STATEMENT OF
                     COMMUNITIES          LTD. ELIMINATONS       CASH FLOWS


NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS         $   (1,173)  $   419,978  $         -   $    418,805
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR                      1,606      644,164            -        645,770
CASH AND CASH EQUIVA-
 LENTS END OF YEAR   $       433  $ 1,064,142  $         -   $  1,064,575




































               See notes to combined financial statements.
                                  II-50




                CITY PLANNED COMMUNITIES (A PARTNERSHIP)
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
             COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                         YEAR ENDED JUNE 30, 1996
                                UNAUDITED

                        CITY        UNICOM                     COMBINED
                      PLANNED     PARTNERSHIP                 STATEMENT OF
                     COMMUNITIES          LTD. ELIMINATONS       CASH FLOWS

Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activities:

  Net income (loss)  $ (152,456)  $   377,231  $         -   $    224,775

Adjustments to recon-
 cile net loss to net
 cash provided (used)
 by operating activi-
 ties:

  Depreciation and
   amortization       $        -  $   915,479  $         -   $    915,479
 Increase (Decrease)
  in interest payable    183,050  (1,032,698)            -      (849,648)
 Decrease in real
  estate held for sale     4,833            -            -          4,833
 (Increase) in prepaid
  expenses                     -     (48,989)            -       (48,989)
 (Increase) Decrease
  in other assets and
  accounts receivable     16,100     (11,211)            -          4,889
 (Decrease) Increase
  in accounts payable
  and accured expenses  (34,143)    (313,504)            -      (347,647)

    Total Adjustments $  169,840  $ (490,923)  $         -   $  (321,083)

NET CASH PROVIDED
(USED) BY OPERATING
 ACTIVITIES           $   17,384  $ (113,692)  $         -   $   (96,308)




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:

In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.




               See notes to combined financial statements.
                                          II-51




                CITY PLANNED COMMUNITIES (A PARTNERSHIP)
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
                   COMBINING STATEMENTS OF CASH FLOWS
                         YEAR ENDED JUNE 30, 1995
                                UNAUDITED
                         CITY      UNICOM                      COMBINED
                       PLANNED    PARTNERSHIP                STATEMENT OF
                      COMMUNITIES         LTD. ELIMINATIONS   CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Operat-
ing Activities:
 Cash from customers/
  tenants/sales       $        -  $9,941,179  $           -  $9,941,179
 Interest received             -      64,828              -      64,828
 Cash paid - interest          -  (3,592,924)             -  (3,592,924)
 Cash paid - suppliers,
  employees and admini-
  strative expenses     (44,527)  (6,584,359)             -  (6,628,886)

   Net Cash Used by
    Operating Activi-
     ties             $ (44,527)  $(171,276)  $           -  $(215,803)

Cash Flows from In-
 vesting Activities:
 Capital expendi-
  tures - net         $        -  $(180,278)  $           -  $(180,278)
 Escrow funding                -    (44,983)              -    (44,983)
 Tenant security
  deposits - net               -     (5,521)              -     (5,521)

   Net Cash Used by
    Investing Activi-
    ties              $        -  $(230,782)  $           -  $(230,782)

Cash Flows from Financ-
 ing Activities:
 Cash received -
  related party       $   42,153  $        -  $           -  $   42,153
 Cash (paid) received
  - notes                (1,100)     122,127              -     121,027
 Other deposits                -      15,771              -      15,771

   Net Cash Provided
    by Financing
    activities        $   41,053  $  137,898  $           -  $  178,951

NET (DECREASE) IN CASH
 AND CASH EQUIVALENTS $  (3,474)  $(264,160)  $           -  $(267,634)
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR                      5,080     908,324              -     913,404
CASH AND CASH EQUIVA-
 LENTS END OF YEAR    $    1,606  $  644,164  $           -  $  645,770

               See notes to combined financial statements.
                                  II-52




                CITY PLANNED COMMUNITIES (A PARTNERSHIP)
           AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
             COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
                         YEAR ENDED JUNE 30, 1995
                                UNAUDITED
                    CITY           UNICOM                     COMBINED
                   PLANNED       PARTNERSHIP                 STATEMENT OF
                  COMMUNITIES        LTD.     ELIMINATIONS    CASH FLOWS
Reconciliation of
 net loss to net
 cash used by
 operating
 activities:

  Net loss        $  (254,244)   $ (335,307)  $          -   $  (589,551)
Adjustments to
 reconcile net loss
 to cash used by
 operating activi-
 ties:
  Depreciation and
   amortization   $          -   $   920,904  $          -   $    920,904
  Increase (De-
   crease) in
   interest pay-
   able                197,509     (798,784)             -      (601,275)
  Decrease in pre-
   paid expenses             -        26,299             -         26,299
  (Increase) De-
   crease in other
   assets and ac-
   counts receiv-
   able               (10,351)        20,064             -          9,713
  (Decrease) In-
   crease in ac-
   counts payable
   and accrued
   expenses             22,559      (67,740)             -       (45,181)
  Increase in other
   liabilities               -        63,288             -         63,288
     Total Adjust-
      ments       $    209,717   $   164,031  $          -   $    373,748

NET CASH USED BY
 OPERATING ACTIVI-
 TIES             $   (44,527)   $ (171,276)  $          -   $  (215,803)





SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

In   June   of  1995  the  partners  of  City  Planned  Communities
contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.

               See notes to combined financial statements.
                                  II-53








ITEM 8.    SUPPLEMENTARY DATA

           (a)   Selected quarterly financial disclosure date.

                                Not required.

           (b)   Information on the effects of changing prices.

                                Not applicable.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                Not applicable.












































                                  II-54






                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           68        General Partner;
                                         President and Chief
                                         Executive Officer of
                                         predecessor All-State
                                         Properties, Inc. since
                                         1971

                                         Managing Partner of
                                         Unicom Partnership Ltd.
                                         since 1989

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 1997.

NAME OF INDIVIDUAL OR                         REGISTRANT'S SHARE
 NUMBER OF PERSONS            CAPACITIES            OF CASH
      IN GROUP             IN WHICH SERVED       COMPENSATION

Stanley R. Rosenthal       General Partner        $   -0-

All officers as a group (1 person)                $   -0-


           Effective August 1, 1995 with HUD approval, Unicom Partnership Ltd. began to self manage its retirement community. (See
Item 1(b)(1))i)(a). A management fee of 4% of total income is being paid to the partners assuming managerial responsibility. The General Partner of the Registrant (Stanley R. Rosenthal) has been functioning as Managing Partner of Unicom and is retaining that responsibility, as well as management of the facility.

           Registrant's share of Mr. Rosenthal's portion of the management fee is approximately $75,000 per year.













                                  III-1







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The following table sets forth as of June 30, 1997 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

                                      AMOUNT
                                      BENEFICIALLY PERCENTAGE
TITLE OF CLASS      NAME & ADDRESS       OWNED       OF CLASS

Limited          Estate of
Partnership      Herbert Sadkin
Units            200 Bonaventure Blvd.
                 Ft. Lauderdale, FL      382,768      10.96%

  "              J.W. Sopher
                 425 E. 61 Street
                 New York, N.Y           165,000 (1)    5.3%

  "              Stanley R. Rosenthal
                 c/o All-State
                 Properties L.P.
                 P.O.Box 5524
                 Ft. Lauderdale, FL      156,474        5.0%

         (1) Included 48,000 units owned directly and 117,000 units owned beneficially (67,000 units owned by a pension trust and 50,000 units owned by a corporation in which Mr. Sopher holds a 50% interest and in which Mr. Sopher holds shared voting and dispositive powers).























                              III-2





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          As of June 30, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

       1.00% to the general partner of Unicom
      49.50% to Newnel Partnership
       3.50% to certain individuals who made cash advances on
             behalf of the Company
      46.00% to the Company

     100.00%

          In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

         Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 10.23% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.































                              III-3




                             PART IV


ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



                                                          PAGE
    (a) 1. Financial Statements included in Part II of this report:

            FINANCIAL STATEMENTS:

            Registrant:
            Balance Sheets as of June 30, 1997 and 1996   II-10

            Statements of Operations for the years ended
            June 30, 1997, 1996 and 1995                  II-11

            Statements of Changes  in Partners' Capital
            (Deficit) for the years ended June 30, 1997,
            1996 and  1995                                II-12

            Statements of Cash Flows for the years ended
            June 30, 1997, 1996 and 1995                  II-13/14

            Notes to Financial Statements for the years
            ended June 30, 1997, 1996 and 1995           II-15/23

            Combined Financial Statements of City Planned
            Communities (a partnership) and Unicom
            Partnership Ltd. (a limited partnership) for the years ended June 30, 1997, 1996 and 1995 II-26/53

         2. Financial Statement Schedules

            Included in Part IV of this report:

            Schedule X - Supplementary Income
                         Statement Information
                         at June 30, 1997, 1996
                         and 1995 (Registrant)           IV-5

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

   (b) (1)   REPORTS ON FORM 8-K
                                         PAGE NO. OR ICORPORATION
   (C)    EXHIBITS                             BY REFERENCE

       (3)                               Limited PartnershipInorpora
ted by reference
          Agreement, All-State           to the Registration
          Properties L.P.                Statement of Registrant
                                         No. 2-90988

       (4)                               (ii) Instruments
          Defining Rights of
          Security Holders,
          included Debentures:

          4% Convertible Sub-            Incorporated by reference    ordinated
Debenture,                               to Form 10-K for the year
          due 1989                       ended June 30, 1985

       (10)(iii) (A) Material
          Contracts:

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

          c. Unicom Partnership          Incorporated by reference
          Ltd. Limited Partner-          to Form 10-K for the
          ship Agreement dated           year ended June 30, 1987
          September 23, 1986

          d. Loan Agreement              Incorporated by reference
          between Unicom Partner-        to Form 10-K for the year
          ship Ltd. and Puller           ended June 30, 1987
          Mortgage Associates,
          Inc. dated 4/23/87 -
          $27,749,100

          e. Management Contract         Incorporated by reference
          between Unicom Partner-        to Form 10-K for the year
          ship Ltd. and Basic            ended June 30, 1987
          American Medical Inc.
          dated Sept. 29, 1986

       f. Contract of Sale            Incorporated by reference
       between CPC and                to Form 8-K dated
       Centex Real Estate             July 7,1989
       Corporation dated
       May 2, 1989

       g. Management Contract         Incorporated by reference
       between Unicom Partner-        to Form 10-K for the year
       ship Ltd. and Senior           ended June 30,1989
       Lifestyle Corporation
       dated 7/1/89

       h. Settlement Agreement        Incorporated by reference
       between CPC and MFM Group      to Form 10-K for the year
       dated March 28, 1990           ended June 30, 1990

       i. Settlement Agreement        Incorporated by reference
       between Unicom and MFM         to Form 10-K for the year
       Group dated March 28, 1990     ended June 30,1990.

       j. Amendment to Management     Incorporated by reference
       Contract between Unicom and    on Form 10-K for the year
       Senior Lifestyle Corporation   ended June 30, 1992
       dated as of Jan. 1, 1992

       k. Management Agreement        Incorporated by reference
       between Unicom and Stanley     on Form 10-K for the year
       R. Rosenthal, Managing         ended June 30,1995
       Partner of Owner dated
       August 1, 1995

       l. Employment Agreement        Incorporated by reference
       between Unicom and Stanley     on Form 10-K for the year
       R. Rosenthal, effective        ended June 30,1995
       August 1, 1995

       m. Lease and option to pur-
       chase agreements between       Incorporated by reference
       between Unicom and Care-       to Form 8-K dated October
       Matrix Corporation effective   10, 1997
       as of July 1, 1997

(11)   Exhibits indicating computa-   IV-6
       tion of earnings per unit for
       the years ended June 30, 1997,
       1996 and 1995.

(22)   Subsidiaries of the Registrant:

                            State of
                            Incorporation
       Name               or Organization      Ownership

       Wimbledon Develop-      Florida             99%
         ment Ltd.

   (d)      NONE

            Signature Page     IV-7

                      ALL-STATE PROPERTIES L.P.
                  (A LIMITED PARTNERSHIP) (NOTE 1A)
        SCHEDULES - SUPPLEMENTAL INCOME STATEMENT INFORMATION
                    CHARGED TO COST AND EXPENSES
                    JUNE 30, 1997, 1996 AND 1995
                              UNAUDITED




                         1 9 9 7      1 9 9 6     1 9 9 5

Maintenance and repairs         $   9,570    $  8,406    $  4,448

Depreciation and amortiza-
 tion of intangible assets      -            -         805

Taxes, other than payroll
 and income taxes           1,192       11,522      12,317

Advertising cost                -            -           -

                       $   10,762   $   19,928  $   17,570

                      ALL-STATE PROPERTIES L.P.
                  (A LIMITED PARTNERSHIP) (NOTE 1A)
      EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
              YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                      1 9 9 7       1 9 9 6       1 9 9 5
Computation of pri-
 mary earnings per
 unit:

    Units issued     3,118,303     3,118,303      3,118,303

Add: Unit equivalent
 (incremental units):

   Debentures conv-
    ertible at $1.00         -             -              -

   Debentures con-
    vertible at $3.00   31,952        31,952         31,952

                     3,150,255(A)   3,150,255(A)3,150,255(A)

Net Loss before
 Extraordinary
  Items             $(141,963)   $ (330,087)    $ (294,903)

Computation of Fully
 diluted loss per
 unit Before Extra-
 ordinary Items     $    (0.05)  $     (0.10)(B)$    (0.09)(B)

Net Loss After
 Extraordinary
  Items             $(141,963)   $  (330,087)   $ (294,903)


Computation of Fully
 diluted loss per unit
 after Extraordinary
 Items              $    (0.05)(B)$     (0.10)(B)   $    (0.09)(B)

(A)                 Weighted average number of units outstanding

(B)Computation based on the modified treasury stock method as the number of units obtainable upon exercise of outstanding options in the aggregate exceeds 20% of the units outstanding at the end of the period.








                 See notes to financial statements.
                                IV-6




                           SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of the Securities Exchange Act of 1934, the Registrant has duly
caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned thereunto duly authorized.


                     ALL-STATE PROPERTIES L.P.


                By:
                      STANLEY R. ROSENTAL
                     General Partner


Date: October 20, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                          General Partner      October 20, 1977
STANLEY R. ROSENTHAL   (Chief Executive Officer)      DATE



























                              IV-7