Form 10-Q
period 1997-09-30
ALL STATE PROPERTIES LP
filed 1997-12-03
CIK 745543

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR QUARTER ENDED SEPTEMBER 30, 1997 COMMISSION FILE NUMBER 0-
   12895

                    ALL-STATE PROPERTIES L.P.
     (Exact name of registrant as specified in its charter)


       Delaware                                59-2399204
(State or other jurisdiction or            (I.R.S. Employer
 incorporation or organization)            Identification No.)


5500 NW 69th Avenue, Lauderhill, FL              33319
(Address of principal executive offices)        (Zip Code)

Mailing address:
   P.O. Box 5524,Fort Lauderdale, FL 33310-5524

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


         Class                 Outstanding at September 30, 1997

 Limited Partnership Units              3,118,065 Units




















                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)

                   * * * * * * * * * * * * * *

               FINANCIAL STATEMENTS AND SCHEDULES
              THREE MONTHS ENDED SEPTEMBER 30, 1997







                                                       Page 1
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)



                            I N D E X

ITEM      DESCRIPTION                                  NUMBER

PART I     Index                                         1

           Financial Information:
           Condensed Balance Sheets -
           September 30, 1997 and June 30, 1997          2

           Condensed Statements of Operations -
           Three Months ended September 30, 1997
           and 1996                                      3

           Condensed Statements of Cash Flows -
           Three Months ended September 30, 1997
           and 1996                                      4

           Financial Data Schedule                       5

           Notes to Condensed Financial Statements -
           September 30, 1997 and 1996                   6

           Management's Discussion and Analysis of
           the Financial Condition and Results of
           Operations - September 30, 1997               7

           Condensed Financial Information for City
           Planned Communities and Unicom Partnership,
           Ltd., 50% and 49-1/2% owned Real Estate
           Partnerships, respectively - September 30,
           1997, 1996 and June 30, 1997                  8

           Exhibit - Computation of Loss per Partner-
           ship Unit - three months ended September 30,
           1997 and 1996                                 9

PART II    Other Information                            10

           Signatures                                   11





                                                    Page 2
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
                    CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1997 AND JUNE 30, 1997
                           (UNAUDITED)


                                        SEPTEMBER      JUNE
                                           30TH        30TH
Assets                                   1 9 9 7      1 9 9 7

Cash                                 $    92,139   $   13,432
Real estate and construction in
 progress (not in excess of net
 realizable value)                        12,000       12,000
Other assets                               2,481        3,374

Total Assets                         $   106,620  $    28,806

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party     $   149,296  $    66,760
   Notes payable                         431,482      427,117
   Accounts payable and other
    liabilities                          112,417      100,613
   4% convertible subordinated
    debentures due 1989                2,449,536    2,433,265
   Partnership distributions payable     252,496      252,496

                                     $ 3,395,227  $ 3,280,251

Deficiency in real estate joint
 venture                             $   981,486  $   957,886

Partners' Deficit                    $(4,055,421) $(3,996,058)

Notes receivable - officers/partners   (214,672)    (213,273)

                                     $(4,270,093) $(4,209,331)

Total Liabilities and Partners'
 Capital (Deficit)                   $   106,620  $    28,806
















               See notes to financial statements.




                                                  Page 3
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
               CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            UNAUDITED





                                        1 9 9 7      1 9 9 6
REVENUES:

   Sale of real estate               $         -  $   175,000
   Loss from real estate partner-
    ship                                (23,600)     (24,000)
   Other                                   2,967        6,205

                                     $  (20,633)  $   157,205

COST AND EXPENSES:

   Cost of real estate sold          $         -  $   108,419
   Selling, general and
    administrative                        14,359       16,076
   Interest                               24,371       25,205

                                     $    38,730  $   149,700

Net Income (Loss)                    $  (59,363)  $     7,505

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING                                0.02            0.00

CASH DISTRIBUTIONS PER UNIT                 NONE         NONE

























               See notes to financial statements.




                                                  Page 4
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
               CONDENSED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED)

                                       1 9 9 7      1 9 9 6
CASH FLOW FROM OPERATING ACTIVITIES:
 Interest income - collected         $    47,777  $         -
 Cash from sale of real estate                 -      175,000
 Cash received principally from
  rental activities                            -        1,990
 Cash paid for selling, general and
  administrative expenses                (1,662)    (176,824)
 Cash paid for cost of sales                   -      (1,660)
 Cash paid - interest                      (664)            -

    Net Cash Provided (Consumed) by
     Operating Activities            $    45,451  $   (1,494)

CASH FLOW FROM FINANCING ACTIVITIES:
 Cash from borrowing                 $    33,256  $     8,200

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                    $    78,707  $     6,706

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                        13,432        1,717

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                           $    92,139  $     8,423

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

 Net Income (Loss)                   $  (59,363)  $     7,505

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

 Loss of real estate partnerships $ 23,600 $ 24,000 Changes in Assets and Liabilities:
   Increase in accrued interest
    payable                               20,636       25,203
   (Increase) in accrued interest
    receivable                            47,881      (3,005)
   (Decrease) increase in accounts
    payable                               11,800    (162,981)
   Decrease (increase) in other assets       897      (2,407)
   Increase (decrease) in accounts
    receivable                                 -      (1,210)
   Decrease in cost of real estate             -      111,401

       Total adjustments             $   104,814  $   (8,999)

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES                $    45,451  $   (1,494)

               See notes to financial statements.




                                                  Page 5
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
                     FINANCIAL DATA SCHEDULE
              THREE MONTHS ENDED SEPTEMBER 30, 1997
                           (UNAUDITED)






EXHIBIT 27

Cash                                              $    92,139
Receivables                                             2,481
Real Estate and Construction in Progress               12,000
Total Assets                                          106,620
Notes Payable                                         580,778
Convertible Subordinated Debentures                 2,449,536
Partners' Deficit                                 (4,055,421)
Total Liabilities and Partners' Deficit               106,620
Net Sales of Real Estate                                    -
Total Revenues                                       (20,633)
Cost of real estate sold                                    -
Total Cost and Expenses                                38,730
Net Income(loss)                                      (59,363)
Income Per Partnership Unit                             (0.02)

































               See notes to financial statements.




                                                         Page 6
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED)




1. The financial statement information for the three months ended September 30, 1997 and 1996 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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

3. Unicom Partnership, Ltd. ("Unicom") (a limited partnership) was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC" have a 99% limited partnership interest in Unicom. Accordingly, the beneficial owners of Unicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Unicom are presented on a combined basis to offer a complete representation of the related entities.






                                                      Page 7
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       SEPTEMBER 30, 1997


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the three months ended September 30, 1997.

    As of September 30, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

   1.00% to the general partner of Unicom
   49.50% to Newnel Partnership
   3.50% to certain individuals who made cash advances to Unicom on behalf of the Company
   46.00% to the Company

  100.00%

   In addition, CPC assigned 9.0% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

     Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 10.23% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

RESULTS OF OPERATIONS

    Net loss for the three months ended September 30, 1997, as opposed to the net income for the three months ended September 30, 1996 is as a result of the sale of real estate, less the cost thereof, during the prior period. The results would have been identical except for the sale.

SIGNIFICANT EVENT

    In August 1997, Unicom entered into a contract whereby the intended purchaser will lease the property for a three-year period at which time the purchaser can purchase the property or cancel the option and forfeit their deposit. In addition, Unicom has agreed to sell approximately 4.2 acres of land to a new joint venture consisting of the intended purchaser and partners of Unicom. (Form 8-K filed September 24, 1997.)




                                                       Page 8
  CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
                       SEPTEMBER 30, 1997
       CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.

                CONDENSED COMBINED BALANCE SHEETS
              SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                      SEPTEMBER         JUNE
                                      30, 1997        30, 1997
ASSETS:
Property and equipment - net of
 depreciation                        $27,574,246  $27,726,462
Cash                                     886,960      905,163
Cash-restricted                          686,343      694,909
Real estate held for sale (cost)           9,666        9,666
Deferred and prepaid expenses          1,734,795    1,349,420
Other assets                             127,408      320,447
Notes receivable - related party         191,088            -
   Total                             $31,210,506  $31,006,067

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including
 accrued interest                    $27,446,884  $27,496,637
Accounts payable and other
 liabilities                           1,422,884    1,099,108
Notes payable - related parties        1,328,942    3,756,454
Unamortized interest mortgage
 modification                          2,382,760    2,397,258
Other deposits                         4,500,000            -
Note payable                             107,354       72,753
Partners' capital (deficit)          (5,978,318)  (3,816,143)
   Total                             $31,210,506  $31,006,067


         CONDENSED COMBINED PROFIT AND LOSS INFORMATION
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED)

                                       1 9 9 7      1 9 9 6
REVENUES:
Lease income                         $ 1,201,867  $         -
Rental                                         -    2,566,807
Interest and other                         3,947       17,814
   Total income                      $ 1,205,814  $ 2,584,621

EXPENSES:
General and administrative           $   380,344  $ 1,555,384
Interest                                 625,122      624,567
Depreciation and amortization            236,365      228,400
Taxes and insurance                       99,202      200,736
   Total expenses                    $ 1,341,033  $ 2,609,087

NET LOSS                             $ (135,219)  $  (24,466)

               See notes to financial statements.




                                                  Page 9
                    ALL-STATE PROPERTIES L.P.
                     (A LIMITED PARTNERSHIP)
   EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (UNAUDITED)





                                        1 9 9 7      1 9 9 6

Partnership units outstanding          3,118,303    3,118,303

Net Income (Loss)                   $   (59,363)  $     7,505

Net Income (Loss) Per Partnership
 Unit                               $       0.02  $      0.00










































               See notes to financial statements.




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

         None

ITEM 6 - Exhibits and Reports on Form 8-K

             (a)                     Exhibit  -  Computation   of
             earnings per partnership unit.

             (b)                     Exhibit  -  Form  8-K  filed
             September 24, 1997, incorporated by reference.



























                                                       Page 11




                           SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ALL-STATE PROPERTIES L.P.



                                By:  __________________________
                                           STANLEY ROSENTHAL
                                            General Partner


Dated: November 21, 1997