Form 10-Q
period 1997-12-31
ALL STATE PROPERTIES LP
filed 1998-03-05
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at December 31, 1997

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 1997









         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    December 31, 1997 and June 30, 1997     2

    Condensed Statements of Operations -
    Three Months and Six Months ended
    December 31, 1997 and 1996    3

    Condensed Statements of Cash Flows -
    Six Months ended December 31, 1997
    and 1996  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    December 31, 1997 and 1996    6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - December 31, 1997     7

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - December 31,
    1997, 1996 and June 30, 1997                8-9

    Exhibit - Computation of Income (Loss) per
    partnership Unit - six months ended December
    31, 1997 and 1996   10

PART II  Other Information   11

    Signatures     12




    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 1997 AND JUNE 30, 1997
(UNAUDITED)


    DECEMBER         JUNE
    31, 1997      30, 1997

Assets
Cash     $     5,688    $    13,432
Real estate and construction in
 progress (not in excess of net
 realizable value)      12,000         12,000
Other assets       3,421          3,374

Total Assets  $     21,109   $    28,806

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    151,520   $    66,760
   Notes payable        369,773        427,117
   Accounts payable and other
    liabilities         111,601        100,613
   4% convertible subordinated
    debentures due 1989      2,465,807      2,433,265
   Partnership distributions payable        252,496        252,496

    $    3,351,197 $    3,280,251

Deficiency in real estate joint
 venture $    993,186   $    957,886

Partners' Deficit  $    (4,107,204)    $    (3,996,058)

Notes receivable - officers/partners        (216,070)      (213,273)

         $    (4,323,274)    $    (4,209,331)

Total Liabilities and Partners'
 Capital (Deficit) $     21,109   $    28,806
















See notes to financial statements.




              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
UNAUDITED


          THREE MONTHS ENDED         SIX MONTHS ENDED
             DECEMBER 31,              DECEMBER 31,
           1 9 9 7       1 9 9 6         1 9 9 7        1 9 9 6
REVENUES:

    Sale of real
   estate     $    -    $    67,500    $    -    $    242,500
    Less cost of
     sale          -         69,342         -         177,761

    Gross
     Profit   $    -    $    (1,842)   $    -    $    64,739

    Partnership
     loss     $    (11,700)  $    (23,300)  $    (35,300)  $    (47,300)
    Other
     income        2,293          6,233          5,260          12,438

         $    (9,407)   $    (17,067)  $    (30,040)  $    (34,862)

    Total Net
     Revenues
     (Expenses)    $    (9,407)   $    (18,909)  $    (30,040)  $    29,877

COST AND
 EXPENSES:

    Selling,
     general
     and ad-
     ministra-
     tive     $    16,696    $    25,013    $    31,055    $    41,089
    Interest       25,680         24,847         50,051         50,052

         $    42,376    $    49,860    $    81,106    $    91,141

NET LOSS $    (51,783)  $    (68,769)  $    (111,146) $    (61,264)

NET(LOSS)IN-
 COME PER
 PARTNERSHIP
 UNIT         (0.02)        (0.02)           (0.04)       (0.02)
CASH DISTRIBU-
 TIONS PER
 UNIT          NONE              NONE               NONE           NONE







See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)

           1 9 9 7        1 9 9 6
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash from sale of real estate $    -    $    242,500
    Cash received from other activities          47,734         7,876
    Cash paid for selling, general and
     administrative expenses      (20,114)       (196,949)
    Interest paid       (68,620)       -

   Net Cash Provided (Used) by
      Operating Activities   $    (41,000)  $    53,427

CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of mortgage and note
     payable  $    -    $    (50,327)
    Proceeds from notes receivable -
     related party      33,256         -

     Net Cash Provided (Used) by
    Financing Activities     $    33,256    $    (50,327)

NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS  $    (7,744)   $    3,100

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR      13,432         1,717

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     5,688    $    4,817

RECONCILIATION OF NET(LOSS)
 TO NET CASH PROVIDED(USED)BY
 OPERATING ACTIVITIES:

    Net Loss  $    (111,146) $    (61,264)

CHANGES IN ASSETS AND LIABILTIIES:
    Increase in accounts receivable
     and other assets   $    (47) $    (3,900)
    Increase in accrued interest
     receivable         (2,797)        (2,797)
    Decrease in equity in partnerships      35,300         47,300
    Decrease in cost of real estate         -         174,068
    (Decrease) increase in accounts
     payable and accrued expenses      10,988         (132,522)
    Increase in 4% convertible
     debentures interest          32,542         32,542
    Decrease in notes payable           (57,344)      -
    Increase in note payable - CPC          51,504         -

     Total Adjustments  $    70,146    $    114,691

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES   $    (41,000)  $    53,427

See notes to financial statements.





              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
QUARTER ENDED DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
(UNAUDITED)





         DECEMBER       SEPTEMBER
EXHIBIT 27                            31, 1997     30, 1997

Cash     $    5,688     $    92,139
Receivables        3,421          2,481
Real Estate and Construction in
 Progress          12,000         12,000
Total Assets       21,109         106,620
Notes Payable      521,293        580,778
Convertible Subordinated Debentures         2,465,807      2,449,536
Partners' Deficit       (4,107,204)         (4,055,421)
Total Liabilities and Partners'
 Deficit      21,109         106,620
Net Sales of Real Estate          -         -
Total Revenues          (9,407)        (20,633)
Cost of real estate sold          -         -
Total Cost and Expenses      42,376         38,730
Net Income(loss)        (51,783)           (59,363)
Income Per Partnership Unit                 (0.02)       (0.02)































See notes to financial statements.




                        Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)




1.  The financial statement information for the six  months ended
December 31, 1997 and 1996 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 1997


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the six months ended December 31, 1997.

    As of December 31, 1997, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the partners equally for the benefit of CPC.
After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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

RESULTS OF OPERATIONS

    Net loss for the six months ended December 31, 1997, as opposed to the net income for the six months ended December 31, 1996 is as a result of the sale of real estate, less the cost thereof, during the prior period.

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





                        Page 8
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
DECEMBER 31, 1997
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
DECEMBER 31, 1997 AND JUNE 30, 1997

          DECEMBER              JUNE
          31, 1997        30, 1997
ASSETS:
Property and equipment - net of
 depreciation $    27,369,438     $    27,726,462
Cash          1,291,981      905,163
Cash-restricted         618,484        694,909
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,349,776      1,349,420
Other assets       144,505        320,447
Notes receivable - related party       194,206        -

    Total     $    30,978,056     $    31,006,067

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $    27,397,378     $    27,496,637
Accounts payable and other
 liabilities       1,337,626      1,099,108
Notes payable - related parties        1,360,792      3,756,454
Unamortized interest mortgage
 modification      2,368,105      2,397,258
Option deposits, including accrued
 interest          4,681,233      -
Note payable       104,379        72,753
Partners' capital (deficit)       (6,271,457)         (3,816,143)
    Total     $    30,978,056     $    31,006,067





















See notes to financial statements.





                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
DECEMBER 31, 1997
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(CONTINUED)
(UNAUDITED)





         THREE MONTHS ENDED          SIX MONTHS ENDED
           DECEMBER 31,           DECEMBER 31,
           1 9 9 7        1 9 9 6   1 9 9 7        1 9 9 6
REVENUES:
Rental   $    -    $    2,602,904 $    -    $    5,169,711
Interest and
 other        4,648          21,142         8,595          38,956
Lease income       946,628        -         2,148,495      -
  Total  $    951,276   $    2,624,046 $    2,157,090 $    5,208,667

EXPENSES:
General and
 administra-
 tive    $    156,688   $    1,526,440 $    537,032   $    3,081,824
Interest      770,030        619,357        1,395,152      1,243,924
Depreciation
 and amortiza-
 tion         176,365        228,400        412,730        456,800
Taxes and
 insurance         141,331        234,538        240,533        43,274
         $    1,244,414 $    2,608,735 $    2,585,447 $    5,217,822

NET PROFIT
 (LOSS)  $    (293,138) $    15,311    $    (428,357) $    (9,155)















See notes to financial statements.






              Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)





            1 9 9 7           1 9 9 6

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $    (111,146) $    (61,264)

Net Income (Loss) Per Partnership
 Unit    $      (0.04) $     (0.02)










































See notes to financial statements.




              Page 11
ALL-STATE PROPERTIES L.P.

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



























                             Page 12




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


Dated: March 2, 1998