Form 10-Q
period 1998-03-31
ALL STATE PROPERTIES LP
filed 1998-06-01
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at March 31, 1998

 Limited Partnership Units           3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 1998










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    March 31, 1998 and June 30, 1997   2

    Condensed Statements of Operations -
    Three Months and Nine Months ended
    March 31, 1998 and 1997  3

    Condensed Statements of Cash Flows -
    Nine Months ended March 31, 1998
    and 1997  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    March 31, 1998 and 1997  6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - March 31, 1998   7

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - March 31,
    1998, 1997 and June 30, 1997                8-9

    Exhibit - Computation of Income (Loss) per
    partnership Unit - Nine months ended March
    31, 1998 and 1997   10

PART II  Other Information   11

    Signatures     12





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 1998 AND JUNE 30, 1997
(UNAUDITED)


     MARCH           JUNE
    31, 1998      30, 1997

Assets
Cash     $     2,860    $    13,432
Real estate and construction in
 progress (not in excess of net
 realizable value)      12,000         12,000
Other assets       3,188          3,374

Total Assets  $     18,048   $    28,806

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    164,392   $    66,760
   Notes payable        402,072        427,117
   Accounts payable and other
    liabilities         97,523         100,613
   4% convertible subordinated
    debentures due 1989      2,482,078      2,433,265
   Partnership distributions payable        252,496        252,496

    $    3,398,561 $    3,280,251

Deficiency in real estate joint
 venture $    1,003,446 $    957,886

Partners' Deficit  $    (4,166,490)    $    (3,996,508)

Notes receivable - officers/partners   $    217,469)  $    (213,273)

         $    (4,383,959)    $    (4,209,331)

Total Liabilities and Partners'
 Capital (Deficit) $    18,048    $    28,806















See notes to financial statements.




              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)


          THREE MONTHS ENDED         NINE MONTHS ENDED
               MARCH 31,                 MARCH 31,
           1 9 9 8       1 9 9 7         1 9 9 8        1 9 9 7
REVENUES:

    Sale of real
   estate     $    -    $    -    $    -    $    242,500
    Less cost of
     sale          -         -         -         177,761

    Gross
     Profit   $    -    $    -    $    -    $    64,739

    Partnership
     loss     $    (10,260)  $    (17,550)  $    (45,560)  $    (64,850)
    Other
     income        2,126          1,845          7,386          14,283

         $    (8,134)   $    (15,705)  $    (38,174)  $    (50,567)

    Total Net
     Revenues
     (Expenses)    $    (8,134)   $    (15,705)  $    (38,174)  $    14,172

COST AND
 EXPENSES:

    Selling,
     general
     and ad-
     ministra-
     tive     $    29,490    $    28,756    $    60,545    $    69,845
    Interest       21,662         24,399         71,713         74,451

         $    51,152    $    53,155    $    132,258   $    144,296

NET LOSS $    (59,286)  $    (68,860)  $    (170,432) $    (130,124)

NET(LOSS)IN-
 COME PER
 PARTNERSHIP
 UNIT         (0.01)        (0.02)           (0.05)       (0.04)
CASH DISTRIBU-
 TIONS PER
 UNIT          NONE              NONE               NONE           NONE








See notes to financial statements.




              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

           1 9 9 8        1 9 9 7
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash from sale of real estate $    -    $    242,500
    Cash received from other activities          48,828         5,301
    Cash paid for selling, general and
     administrative expenses      (63,449)       (229,106)
    Interest paid       (82,300)       -

   Net Cash (Used) Provided by
      Operating Activities   $    (96,921)  $    18,695

CASH FLOW FROM FINANCING ACTIVITIES:
    Mortgage and note payable - net    $    43,684    $    (20,327)
    Proceeds from notes receivable -
     related party - net          42,665         -

     Net Cash Provided (Used) by
    Financing Activities     $    86,349    $    (20,327)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS  $    (10,572)  $    (1,632)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR      13,432         1,717

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     2,860    $    85

RECONCILIATION OF NET(LOSS)
 TO NET CASH PROVIDED(USED)BY
 OPERATING ACTIVITIES:

    Net Loss  $    (170,432) $    (130,124)

CHANGES IN ASSETS AND LIABILTIIES:
    Decrease (Increase) in accounts
     receivable and other assets       $    186  $    (2,355)
    Increase in accrued interest
     receivable         (4,196)        (4,197)
    Decrease in equity in partnerships      45,560         64,850
    Decrease in cost of real estate         -         174,068
    Decrease in accounts payable
     and accrued expenses          (3,090)       (175,755)
    Increase in 4% convertible
     debentures interest          48,813         48,813
    Increase (Decrease) in notes payable    (68,729)       43,395
    Increase in note payable - CPC          54,967         -

     Total Adjustments  $    73,511    $    148,819

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES   $    (96,921)  $    18,695


See notes to financial statements.





              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
QUARTER ENDED MARCH 31, 1998, DECEMBER 31, 1997 AND SEPTEMBER 30,
1997
(UNAUDITED)





         MARCH           DECEMBER      SEPTEMBER
EXHIBIT 27                 31, 1998      31, 1997     30, 1997

Cash     $    2,860     $    5,688     $    92,139
Receivables        3,188          3,421          2,481
Real Estate and Construc-
 tion in Progress       12,000         12,000         12,000
Total Assets       18,048         21,109         106,620
Notes Payable      566,464        521,293        580,778
Convertible Subordinated
 Debentures        2,482,078      2,465,807      2,449,536
Partners' Deficit       (4,166,490)         (4,107,204)         (4,055,421)
Total Liabilities and
 Partners' Deficit      18,048         21,109         106,620
Net Sales of Real Estate          -         -         -
Total Revenues          (8,134)        (9,407)        (20,633)
Cost of real estate sold          -         -         -
Total Cost and Expenses      51,152         42,376         38,730
Net Income (loss)       (59,286)       (51,783)       (59,363)
Loss Per Partnership
 Unit          (0.01)         (0.02)         (0.02)



























See notes to financial statements.




                        Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)




1.  The financial statement information for the nine months ended
March 31, 1998 and 1997 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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

3. Unicom Partnership, Ltd. ("Unicom") (a limited partnership) was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Unicom. Accordingly, the beneficial owners of Unicom are substantially the same as those of "CPC". Therefore, the financial statements for CPC and Unicom are presented on a combined basis to offer a complete representation of the related entities.






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1998


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom
Partnership Ltd. No cash was available for distribution during the nine months ended March 31, 1998.

    As of March 31, 1998, in consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to Newnel and the Company equally for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

    1.00% to F. Trace, Inc., former general partner of Unicom
   49.50% to Newnel Partnership
    3.50% to certain individuals who made cash advances to Unicom on behalf of the Company
   46.00% to the Company

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

RESULTS OF OPERATIONS

    Net loss for the nine months ended March 31, 1998, increased
31% over the net loss for the nine months ended March 31, 1997 as a result of the sale of real estate, less the cost thereof, during the prior period.

SIGNIFICANT EVENT

    In August 1997, Unicom entered into a contract whereby the intended purchaser will lease the property for a three-year period at which time the purchaser can purchase the property or cancel the option and forfeit their deposit. In addition, Unicom has agreed to sell approximately 4.2 acres of land to a new joint venture consisting of the intended purchaser and certain partners of Unicom(including the Company). (Form 8-K filed September 24, 1997.)








                        Page 8
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
MARCH 31, 1998
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
MARCH 31, 1998 AND JUNE 30, 1997
(UNAUDITED)

           MARCH           JUNE
          31, 1998        30, 1997
ASSETS:
Property and equipment - net of
 depreciation $    27,184,611     $    27,726,462
Cash          881,802        905,163
Cash-restricted         692,663        694,909
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,486,072      1,349,420
Other assets       158,462        320,447
Notes receivable - related party       -         -

    Total     $    30,413,276     $    31,006,067

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $    27,346,875     $    27,496,637
Accounts payable and other
 liabilities       1,260,136      1,099,108
Notes payable - related parties          857,707      3,756,454
Unamortized interest mortgage
 modification      2,353,959      2,397,258
Option deposits, including accrued
 interest          4,666,500      -
Note payable       131,590        72,753
Partners' capital (deficit)       (6,203,491)         (3,816,143)
    Total     $    30,413,276     $    31,006,067


















See notes to financial statements.







                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
MARCH 31, 1998
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(CONTINUED)
(UNAUDITED)





         THREE MONTHS ENDED          NINE MONTHS ENDED
              MARCH 31,                 MARCH 31,
           1 9 9 8        1 9 9 7   1 9 9 8        1 9 9 7
REVENUES:
Rental   $    -    $    2,634,324 $    -    $    7,804,035
Interest and
 other        3,722          18,799         12,317         57,755
Lease income       1,251,450              -      3,399,945      -
  Total  $    1,255,172 $    2,653,123 $    3,412,262 $    7,861,790

EXPENSES:
General and
 administra-
 tive    $    15,993    $    1,419,577 $    553,025   $    4,501,401
Interest      765,543        616,060        2,160,695      1,859,984
Depreciation
 and amortiza-
 tion         206,365        228,400        619,095        685,200
Taxes and
 insurance          92,699        203,095        333,232        638,369
         $    1,080,600 $    2,467,132 $    3,666,047 $    7,684,954

NET PROFIT
 (LOSS)  $    174,572   $    185,991   $    (253,785) $    176,836
















See notes to financial statements.







              Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)





            1 9 9 8           1 9 9 7

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $    (170,432) $    (130,124)

Net Income (Loss) Per Partnership
 Unit    $      (0.05) $     (0.04)










































See notes to financial statements.




              Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
PART II - OTHER INFORMATION




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


Dated: May 27, 1998