Form 10-K
period 1998-06-30
ALL STATE PROPERTIES LP
filed 1998-10-29
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 1998                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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








PART I



ITEM 1.  BUSINESS

    (a)       General Development of Business

           All-State Properties L.P. (a limited
partnership) (the Partnership) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the Corporation). The terms Company and Registrant refer to the Partnership or the Corporation or both of them as the context requires. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders.

            Registrant's principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

         (i)   Through a 36.12% owned Florida limited
partnership, Unicom Partnership Ltd.(Unicom)Registrant is engaged in the operation of an adult rental apartment project on 78.2 acres of land. (See Note 2 to financial statements.)

         (ii)   Through a 50% owned real estate joint
venture, City Planned Communities (CPC), Registrant was engaged in the development and sale of commercial and residential land. (See Note 2 to financial statements.)

         (iii)  Through a 99% owned Florida limited
partnership, Wimbledon Development Ltd. (Wimbledon),
Registrant sold a condominium development. See Item
1(b)(1)(i)(c).

    (b)(1)    NARRATIVE DESCRIPTION OF BUSINESS

         (i) (a)   Adult Rental Apartment Project

         In April, 1987, CPC sold approximately 78 acres of land to Unicom for the purpose of constructing a 324-unit adult apartment rental project on the land. Registrant holds a 36.12% limited partnership interest in Unicom. (See Note 2.) The general partner of Unicom was Sadkin Associates, Inc., an affiliate of the late Herbert Sadkin, who died in February, 1989. Following Mr. Sadkin's death, the limited partners requested that Unicom retain Mr. Stanley Rosenthal, the General Partner of Registrant, as manager. Currently, all of Mr. Rosenthal's total compensation is considered compensation as manager of Unicom. (See Items 11 and 13.)



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

         The monthly rentals range from $2,600 per month for the one-bedroom units to $3,100 per month for the two-bedroom units, and include food service, maid service and electricity. The facility is 98-percent leased and occupied.

         As of July 1, 1989, amended June, 1990 and
January, 1992, Unicom entered into a management agreement with Senior Lifestyle Corporation, an Illinois corporation (Senior Lifestyle). The agreement as amended provided for a term which expired in December 1997. Senior Lifestyle received compensation for management services consisting of 6.5% of the residential, commercial and miscellaneous income, but not less than $100,000 or greater than $525,000 per year. The partnership terminated the management agreement as of July 31, 1995. The property is self-managed. A management fee of 4% of total income was paid to the partners assuming the managerial responsibility, of which $8,333 per month was paid to Senior Lifestyle Management Corporation for one year. The new management arrangement was approved by HUD. (See Item 11.)

         On July 28, 1995, Unicom Partnership Ltd.
(Unicom), successfully concluded a reassignment and reinstatement of its mortgage note in the amount of $27,638,955.87 from the Department of Housing and Urban Development (HUD) to the Government National Mortgage Association (GNMA). The reinstated, reinsured mortgage will mature on January 1, 2029. It will bear interest at the rate of eight (8%) percent per annum, which includes a 0.25% servicing fee. In addition, Unicom will pay one-half of one percent per annum mortgage insurance premium.

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

         On June 25, 1997, Unicom signed a Letter of
Intent with CareMatrix Corporation (AMEX) which Letter became effective July 18, 1997. Prior to that date Unicom, through its partners representing a majority interest in the partnership (the Company abstaining) voted to approve the transaction. The documents memorializing the transaction were executed on August 13, 1997 with an effective date of July 1, 1997, but dependent upon the completion of due diligence and the payment of $4,500,000 to Unicom. On September 24, 1997, CareMatrix made the required payment and the initial phase of the transaction was completed. Unicom used the proceeds for transaction costs ($325,000), partnership obligations ($1,400,000), and distributed $2,650,000 to certain partners to partially repay funds they invested in Unicom.

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

         In the interim, CareMatrix is leasing the facility, retaining the sums of $518,700-the first year; $775,000-the second year; and $875,000-the third year out of cash flow each year, after payment of amounts due in connection with the facility's mortgage insured by the U.S. Department of Housing and Urban Development ("HUD"). The balance of cash flow will be paid to Unicom as rent until the net operating income equals $2,300,000 per year. Any excess will then be divided equally between CareMatrix and Unicom.

         The present management team, will continue to manage the facility for a period of five years at the HUD-approved rate of 4% of collections. The management team has been approved by HUD under the name, SRR Management Corp.

    CareMatrix chose to prepay part of the management fee every six months for the five-year term, into a trust to be paid monthly to SRR Management Corp., as set forth in a consulting agreement. CareMatrix in turn is retaining
$400,000 per year out of facility cash flow, as a reimbursement.

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

    The majority of the partners of Newall, the Company abstaining, voted to award 5% of the venture to the general partner of the company for his services and 2% to others.

    Three homeowners living near the proposed assisted living facility site commenced an action against Unicom and the City of Lauderhill, seeking to prevent construction of the assisted living facility at that location. The court granted summary judgment in favor of Unicom and the City, dismissing the action. The homeowners have appealed, and the appeal is pending. In the opinion of counsel, Unicom and the City should prevail on appeal as well.

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

         Mortgages totaling $270,974 on the two buildings were in default and were purchased for and reduced to $125,000. (See Note 10.) Wimbledon owed $135,000 in recreational assessments to the operating association. By agreement, the delinquency would be paid out of proceeds from the sale of the remaining four acres of land, together with 50% of any profit realized. The property was sold on September 17, 1996, and the obligation was satisfied by a payment of $137,035 to the association. (See Note 10.)

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

ITEM 2.  PROPERTIES

         At June 30, 1998 Unicom held 78 acres on which it completed the construction of a 324 unit adult rental apartment project. See item 1(b)(1)(i)(a).


         The Company has outstanding 4% subordinated convertible debentures that became due September 30, 1989 (the Debentures) in the aggregate principal amount of $1,627,112. Accrued interest thereon aggregated $871,237 at June 30, 1998. The payment of the interest and principal on the Debentures is subordinate to payment of certain senior debt which remains outstanding. Consequently, the Registrant has been prohibited from paying the Debentures since maturity. Nonetheless, the Registrant believes that its assets are sufficient eventually to satisfy the senior indebtedness and pay the principal of and accumulated interest on the Debentures.

ITEM 3.  LEGAL PROCEEDINGS

         Foreclosure Proceedings - As of June 30, 1992, the Company owed $2,511,551 of principal plus accrued interest of $655,036 to a bank. Collateral for the loan was substantially all the land owned by CPC. The bank obtained a final judgment of foreclosure and a sale of the property took place on October 26, 1992. See Item 1(b)(1)(i)(b).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

         No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED SECURITY HOLDER MATTERS

    (a) In June, 1988, Registrant advised its unit holders that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

    There were no trades made through the
Registrant's matching service for the years ended June 30, 1993 through June 30, 1998. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

    (b) As of September 30, 1998, there were 1,326 holders of record of 2,833,154 limited partnership interests, excluding individual participants in security nominee of street names.

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

         As of September 30, 1998, 1,567 of the 2,893 record holders of limited partnership interests holding
284,911 units had not submitted their stock certificates for exchange.

    (c)(d) The Company never paid cash dividends on its common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989.



















II-1



ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30
UNAUDITED

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA     1 9 9 8        1 9 9 7        1 9 9 6        1 9 9 5        1 9 9 4
REVENUE:
 Equity in net earnings
  (loss) of real estate
  partnerships     $    (34,380)  $    (82,532)  $     (76,228) $    (127,122)
$
    (121,015)
 Other income       49,763        328,171        99,341         36,396
27,97
0

    Total     $     15,383   $    245,639   $      23,113  $    (90,726)  $
(93,045)
Income (loss) before
 Extraordinary Items    $    (151,977) $    (141,963)$     (330,087) $    (294,9
03) $    (487,973)

Net Income (Loss)  $    (151,977) $    (141,963)$     (330,087) $    (294,903)
$
      (341,999)
Per Share/Unit -
 fully diluted:
  Net income (loss) be-
   fore Extraordinary
   Items $     (.05)    $    (.05) $     (.10)   $    (.09)     $     (.15)

Net Income (Loss)  $     (.05)    $    (.05) $     (.10) $    (.09)       $
(.11)

SELECTED BALANCE SHEET DATA
 Total Assets $     6,993    $     28,806    $      222,911     $    375,421
$   3
71,503

Notes, mortgages and con-
 struction loans   $    430,600   $    427,117   $    452,595   $    450,041
$   3
46,038
4% convertible debentures,
 due 1989 including
 accrued interest       2,498,349      2,433,265      2,368,181      2,303,097

2,238,013

    Total     $    2,928,949           $2,860,382     $    2,820,776 $    2,753,
138 $    2,584,051

Cash Dividends Declared
 Per Share/Unit    $    NONE $    NONE $    NONE $    NONE $         NONE

See notes to financial statements.
II-2






CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND UNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30
UNAUDITED


SELECTED INCOME STATEMENT DATA
     1 9 9 8         1 9 9 7        1 9 9 6        1 9 9 5      1 9 9 4

Sales and rental
 of real estate    $             -     $    10,449,562     $    10,186,182
$   9,8
74,474   $    9,475,261
Lease Income       4,755,196      -         -         -         -
Interest and other
 income           114,134         90,035         74,341         75,179
42,82
0

Total Revenues     $     4,869,330     $    10,539,597     $    10,260,523
$   9,9
49,653   $    9,518,081

Net Income(Loss)
 Before Extra-
 ordinary Item     $    140,884   $    450,995   $     224,775  $    (589,551)
$
      (597,908)

Net Income(Loss)   $    140,884   $    450,995   $     224,775  $    (589,551)
$
      (597,908)

SELECTED BALANCE
 SHEET DATA

Total Assets  $    30,948,582     $    31,006,067     $    31,866,913     $
31,5
67,368   $    32,550,887

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



See notes to combined financial statement.
II-3




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    - ALL STATE PROPERTIES L.P.

         YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED
         JUNE 30, 1997

FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended June 30, 1998.

    In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%,(including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.34% to F. Trace, Inc., the former general partner of
         Unicom
 49.33% to Newnel Partnership
  3.60% to certain individuals who made cash advances to
         Unicom on behalf of the company
 45.73% to the Company

100.00%

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

        As to the partners:

  1.00% to F. Trace, Inc., the former general partner of
         Unicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 3.60% given to certain individuals who made cash advances to Unicom on behalf of the Company

100.00%

    The amount of the distribution to be received by the Company is the same under both of the above calculations.

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

RESULTS OF OPERATIONS

    Revenues  Revenues decreased by 94% for the year ended
June 30, 1998 as compared to 1997 as a result of the sale of land and condominium units in 1997.

    Costs and Expenses   The total costs and expenses for
the year ended June 30, 1998 decreased by 57%.

Net Loss    Net loss was increased by 8%.


    See Note 12 to the financial statements relative to a recent lease and option agreement entered into by Unicom
Partnership Ltd.

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

RESULTS OF OPERATIONS

    REVENUES  Revenues increased by 950% for the year ended
June 30, 1997 as compared to 1996 as a result of the sale of land and condominium units.

    COSTS AND EXPENSES The total costs and expenses for the year ended June 30,1 996 increased by 10%.

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

         YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED
         JUNE 30, 1997


    The net income for the year ended June 30, 1998 as compared to 1997 decreased by 69% as a result of the payments to the lessee (see Note 8 to financial statement.)

    In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.34% to F. Trace, Inc., the former general partner of
         Unicom
 49.33% to Newnel Partnership
  3.60% to certain individuals who made cash advances to
         Unicom on behalf of the Company
 45.73% to the Company

100.00%

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

        As to the partners:

  1.00% to F. Trace, Inc., the former general partner of
         Unicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 3.60% given to certain individuals who made cash advances to Unicom on behalf of the Company

100.00%

    The amount of the distribution to be received by the Company is the same under both of the above calculations.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ALL-STATE PROPERTIES L.P.
P O BOX 5524
Fort Lauderdale, FL 33310-5524

Telephone (954) 572-2113     Fax (954) 749-5664




The accompanying balance sheets of All-State Properties L.P. (a limited partnership) (Note 1A) as of June 30, 1998 and the related statements of operations, changes in partners' capital (deficit) and cash flow for the year then ended and the schedule and exhibit listed in the index have been compiled in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants and no accountant has expressed an opinion thereon. They have been prepared by the Registrant assuming that All-State Properties L.P. (a limited partnership) (Note 1A) will continue as a going concern. As explained in Note 11 to the financial statements, at June 30, 1998, conditions exist which indicate that the partnership is unable to generate sufficient cash flow to meet its obligations. The financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties.

No auditing procedures have been performed since September, 1989. The Registrant's cash flow is insufficient for the Registrant to compensate accountants for past or present services.

The Registrant intends to obtain audited financial statements for the 1990-1998 periods as soon as it is in a financial position to compensate an accountant for such services.

                                   Very truly yours,

                                   ALL-STATE PROPERTIES L.P.


                               By:
                                      STANLEY R. ROSENTHAL
                                        General Partner

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)(NOTE 1A)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED



I N D E X


    PAGE


Partnership's Letter    II-9

FINANCIAL STATEMENTS:

   Balance Sheets                                11-11

   Statements of Operations                      II-12

   Statements of Changes in Partners' Capital
    (Deficit)                          II-13

   Statements of Cash Flows                           II-14/15

   Notes to Financial Statements                 II-16/25

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit                       IV-6

   Schedule X - Supplemental Income Statement
                 Information Charged to Cost
                 and Expenses                              IV-5

   Selected Financial Data                       II-2

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 1998 AND 1997
(UNAUDITED)
A S S E T S
              JUNE 30
         1 9 9 8    1 9 9 7
Cash     $      4,037   $    13,432
Receivables:
  Trade and other  $        -     $    -

Real estate held for sale and develop-
 ment at lower of cost or market value
 (Notes 1D, 1E  and 4):
  Land and land improvements $    -    $     12,000
  Condominium homes completed and
   under construction        -         -

    $     -   $     12,000

Other Assets  $    2,956     $    3,374

Total Assets  $     6,993    $     28,806

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Notes payable (Notes 4 and 8)   $    430,600   $    427,117
  4% convertible subordinated
   debentures (Notes 5, 8 and 11)      2,498,349      2,433,265
  Partnership distributions payable
   (Note 9)        252,496        252,496
  Notes payable - related party
   (Note 2)        166,749        66,760
  Accounts payable and other
   liabilities (Note 7)            33,413        100,613

    $    3,381,607 $    3,280,251
DEFICIENCY IN PARTNERSHIPS:
  Undistributed earnings (loss) of
   partnerships (Notes 1C, 1D,
   2,4 and 11)     $    992,266   $    957,886
COMMITMENTS AND CONTINGENCIES
 (Notes 2 and 11)  $        -     $    -

PARTNERS' CAPITAL (DEFICIT):
  Partners' capital (deficit)
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 4, 6 and 9)   $(4,148,035)   $    (3,996,058)
  Notes receivable-officers/partners
   including accrued interest of
   $78,988 in 1998 and $73,416 in
   1997 (Note 3)      (218,845)        (213,273)

    $    (4,366,880)$   (4,209,331)
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT) $      6,993   $    28,806


See notes to financial statements.
II-11




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED


      1 9 9 8        1 9 9 7        1 9 9 6
REVENUES (Note 10):

  Loss from real
   estate partnership
   (Note 2)   $    (34,380)  $     (82,532) $     (76,228)
  Interest and dividend
   income (Note 3)       9,448         11,971         11,991
  Other        26,815        5,300          14,850
  Sale of land and
   condominium units          13,500        310,900        72,500

    $     15,383   $    245,639   $    23,113

COST AND EXPENSES:


  Selling, general and
   administrative
   expenses(Note 1E)    $     31,441   $     86,370   $    148,828
  Interest (Notes 1E,
   4 and 5)        119,529        100,838        112,246
  Cost of land and
   condominiums sold          16,390        200,394        92,126

      Total   $    167,360   $    387,602   $    353,200

NET LOSS $    (151,977) $    (141,963) $    (330,087)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)    $   (0.05)     $    (0.05)    $    (0.10)


CASH DISTRIBUTIONS PER
 UNIT    $    NONE $    NONE $    NONE
















See notes to financial statements.
II-12




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

                                    NOTES           TOTAL
                                  RECEIVABLE           PARTNERS
       NUMBER       GENERAL         LIMITED       OFFICERS/           CAPITAL
      OF UNITS           PARTNER        PARTNERS       PARTNERS       (DEFICIT)
BALANCE - June 30, 1995      3,118,065 $    2    $    (3,524,008)    $    (202,0
85) $(3,726,093)

Net loss      -         -         (330,087)      -         (330,087)
Net increase in notes receivable-
 partners          -         -         -         (5,594)        (5,594)


BALANCE - June 30, 1996      3,118,065 $    2    $    (3,854,095)    $    (207,6
79) $    (4,061,774)

Net loss      -         -         (141,963)      -         (141,963)
Net increase in notes receivable-
 partners          -         -         -         (5,594)        (5,594)

BALANCE - June 30, 1997      3,118,065 $    2    $    (3,996,058)    $    (213,2
73) $    (4,209,331)

Net loss      -         -         (151,977)      -         (151,977)
Net increase in notes receivable-
 partners          -         -         -         (5,572)        (5,572)

BALANCE - June 30, 1998      3,118,065 $    2    $    (4,148,035)    $    (218,8
45) $    (4,366,880)










See notes to financial statements.
II-13





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

                                    YEARS ENDED JUNE 30,
      1 9 9 8        1 9 9 7        1 9 9 6
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1G)

Cash Flows from Operating
 Activities:

    Cash received principally
     from rental activities
     and sale of condominiums     $    9,051     $    310,900   $    90,269
    Interest and dividends
     and other income received    48,828         6,086               4
    Cash paid for selling,
     general and administrative
     expenses      (61,349)       (256,409)           (70,109)
    Interest paid       (94,051)       (7,937)        -

       Net Cash (Used)
      Provided by Operating
        Activities $    (97,521)  $    52,640    $    20,164

Cash Flows from Financing
 Activities:

    (Payment) Proceeds from
     notes payable - net     $    45,461    $    (40,925)  $    (57,895)
    Proceeds (payments) on
     note-related party - net          42,665         -         24,651

       Net Cash Provided
        (Used) by Financing
        Activities $    88,126    $    (40,925)  $    (33,244)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS   $    (9,395)   $    11,715    $    (13,080)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR        13,432         1,717          14,797

CASH AND CASH EQUIVALENTS
 AT END OF YEAR    $    4,037     $    13,432    $    1,717










See notes to financial statements.
11-14





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

                                    YEARS ENDED JUNE 30,
      1 9 9 8        1 9 9 7        1 9 9 6
Reconciliation of net (loss)
 to net cash (used) provided
 by operating activities:

   Net (Loss) $    (151,977) $    (141,963) $    (330,087)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
  Cost of real estate sold   $     12,000   $    205,036   $    82,997
  Depreciation and
   amortization         -           -         -
  Loss from real estate
   partnership          34,380          82,532         76,228
  Write down of land to net
   realizable value (1)           -              -         48,000

Changes in assets and liabilities:
  Increase (Decrease) in
   accrued interest -
   notes payable        (41,978)       15,447         60,449
  Increase in accrued interest
  - related party notes (net)     57,324         5,995          4,714
  (Increase) in notes receiv-
   able - partners      (5,572)        (5,594)        (5,594)
  Decrease in trade and other
   receivables          -         1,720     -
  Decrease in deferred assets         -              -          2,919
  Decrease (increase) in other
   assets            418           (936)         5,514
  Increase in 4% convertible
   subordinated debenture in-
   cluding accrued interest       65,084         65,084         65,084
  (Decrease) Increase in
   accounts payable and other
   liabilities            (67,200)          (174,681)      9,940

   Total Adjustments    $     54,456   $    194,603   $    350,251

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES   $    (97,521)  $  52,640      $     20,164

SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

(1) The Partnership recognized a loss on the write down of condominiums held for sale, to net realizable value in 1996.



See notes to financial statements.
II-15




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  Basis of Presentation

         On November 3, 1986, Wimbledon Development Ltd. (a limited partnership) was formed to construct and sell condominium units on land acquired from All-
State Properties L.P. (hereafter the Company). As of June 30, 1998, all the land and condominiums owned by Wimbledon have been sold. The Company has a 99% limited partnership interest in Wimbledon
Development Ltd. and the remaining ownership is being held by a corporation controlled by the president of the Company. The Corporation is the general partner of the partnership and is responsible for the management of Wimbledon
Development Ltd. The Company includes in its accounts the assets, liabilities, revenues and expenses of Wimbledon Development Ltd. All significant intercompany accounts and trans-actions have been eliminated.

    B.   Organization

    All-State Properties L.P. (a limited partnership) is the successor to All-State Properties, Inc. and Subsidiaries. On September 20, 1984, the shareholders of All-State Properties, Inc.
approved a Plan of Liquidation pursuant to which the shareholders were issued limited partnership units in the Partnership in exchange for their stock of the Corporation.

C.  Equity in Partnerships

    The investments in unconsolidated real estate partnerships are carried at cost plus the Company's equity (deficiency) in the partnerships' undistributed e earnings (deficit) (Note 2).

D.  Operations and Income Recognition

    The Company was primarily engaged, in South
Florida, in the development and sale of land through a 50% owned real estate partnership, City
Planned Communities which is substantially inactive as of June 30, 1998, except for various intercompany loans and advances (Note 10). It also was involved in the construction and sale of residential condominium through a 99% owned limited partnership interest in Wimbledon
Development Ltd. As of June 30, 1998, all the land and condominiums owned by Wimbledon have been sold

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
UNAUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

    D.   Operations and Income Recognition (Continued)

    (Note 1A) and a 36.12% limited partnership interest in Unicom Partnership Ltd. (Note 2), which has constructed and operates an adult apartment rental community.

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

           CHARGES        CREDIT TO
         TO RESERVE          COST OF SALES

    June 30, 1998  $    -    $    -

    June 30, 1997  $         -    $         -

    June 30, 1996  $    48,000    $    39,602

    In accordance with FASB No. 34, Capitalization of
Interest Cost, interest costs on qualifying assets under construction are capitalized until the assets are ready for their intended use. Thereafter, such expenses are a period cost. During the years ended
June 30, 1998, 1997 and 1996, total interest incurred of $119,529, $100,838 and $112,246, respectively were charged to current operations.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
UNAUDITED




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

    F.   Income (Loss) Per Partnership Unit

    Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. Effect is given to the convertible debentures that are dilutive.

    G.   Cash and Cash Equivalents

    For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

    H.   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

    The Company owns a 50% interest in City Planned
Communities (a general partnership) (CPC). In
September 1986, the Company acquired a 49.5% limited partnership interest in a limited partnership, Unicom
Partnership Ltd (Note 12). The beneficial owners of
Unicom Partnership Ltd. were substantially the same as the beneficial owners of City Planned Communities.
Unicom Partnership Ltd. acquired land from City
Planned Communities and has constructed an adult apartment rental community.

    CPC advanced approximately $12,700,000 to Unicom. The funds have been used by Unicom to fund project cost and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Unicom's capital.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
UNAUDITED




NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)

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

During the current year the Company's share of Unicom's income was $103,772.

    As of June 30, 1998 and 1997, the details of the related party obligations between City Planned
Communities and the Company are as follows:

                                       JUNE 30,
                                1 9 9 8            1 9 9 7
    Note receivable from City
    Planned Communities -
    Unsecured demand loan,
    interest at 8.5% per
    annum including accrued
    interest            $     33,592   $    121,210

    Note payable to City
    Planned Communities -
    unsecured demand loan,
    interest at 8.5% per
    annum, including
    accrued interest              (200,341)      (187,970)


       NET              $    (166,749) $    (66,760)

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)


    The Company's equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows,

           CITY           UNICOM
          PLANNED       PARTNERSHIP
         COMMUNITIES       LTD.
          (NOTE 10)      (NOTE 12)       COMBINED

    1998 $    (992,266) $       -0-         $    (992,266)

    1998     (100.0%)        -0-          (100.0%)

    1997 $    (957,886) $       -0-         $    (957,886)

    1997               (100.0%)        -0-       (100.0%)

    In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partner ship for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

              1.34% to F. Trace, Inc., the former general partner
                    of Unicom
              49.33% to Newnel Partnership
              3.60% to certain individuals who made cash advances
                       to Unicom on behalf of the Company.
              45.73% to the Company

              100.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
    RECEIVABLE (Continued)

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

         3.49% to the non-partner distributees

              As to the partners:

         1.00% to F. Trace, Inc., the former general partner
                  of Unicom
         23.27% to the newly admitted limited partners
         36.12% to Newnel Partnership
         36.12% to the Company (including 3.60% given to certain individuals who made cash advances to Unicom on behalf of the company

         100.00%

    The amount of the distribution to be received by the Company is the same under both of the above-calculations.

    In addition, CPC assign 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.

    The Company also assigned 10.23% of its share of distributions from CPC to individuals in consideration of funds advanced by them to the Company.

NOTE 3 - NOTES RECEIVABLE - PARTNERS

         The former treasurer and the general partner of the Company, who were officers of the predecessor corporation, originated on April 19, 1984 the notes receivable when they exercised their options to acquire 130,000 shares of common stock, which were subsequently exchanged for limited partnership units.
The Company received cash and notes receivable from the transaction. The balances of notes receivable consists of the following as of June 30, 1998.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 3 - NOTES RECEIVABLE - PARTNERS (Continued)

              PRINCIPAL
              INCLUDING
                  ACCRUED
              INTEREST       MATURITY DATE         INTEREST

                 $  218,845       July, 2000          4% per
                                                        Annum

    To secure their obligation to pay the notes and accrued interest, the Company was granted a lien on and a security interest in the units. Cash distributions which were previously applied as mandatory prepayments at 50% were increased to 100% and are to be applied first to accrued interest, and then as a reduction of principal until paid in full.
The notes are non-recourse.

           1 9 9 8        1 9 9 7
NOTE 4 - NOTES PAYABLE

    Notes payable at June 30
         consist of the following:

    Notes payable - individual (in-
         cluding   accrued   interest of
$3,127  and   $35,397   respec-
tively) due  December 31, 2000.
Interest  at   10%   per annum.
The  Company assigned a 1% par-
ticipation in profits  and cash
flow  from   Unicom   or   City
Planned Communities in order to
    obtain this loan.  (Notes 2 and
    10). $    40,301    $     37,770

    Note payable - individuals  (in-
    cluding  accrued   interest   of
    $56,415  and   $86,609   respec-
    tively) due on demand,  interest
    from 8.5% to 15%  per annum, un-
    secured.  The  Company  assigned
    7.5% of its potential  distribu-
    tions from City Planned Communi-
    ties to the individuals in order
    to obtain  this  loan and  other
    funds advanced on the  Company's
    behalf. (See Note 2).              390,299   353,609

ALL STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 4 - NOTES PAYABLE (Continued)
                    1 9 9 8         1 9 9 7
    Note payable - (including  ac-
    crued interest of $12,538, due
    December 31, 1997 with  inter-
    est calculated at 8% per annum
    from October 1, 1990.    $    -    $    35,738


                   $    430,600   $    427,117

    The approximate amortization of principal and accrued interest until maturity will be as follows as of June
30, 1998:

                    June 30, 1999     $ 390,299
                    June 30, 2001        40,301

              $ 430,600

NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES

    The 4% convertible subordinated debentures at June 30, consist of the following:


             1 9 9 8      1 9 9 7     1 9 9 6


    Convertible at $3
    per unit  $    1,625,301 $    1,625,301 $    1,625,301
    Convertible at $1
    per unit       1,811          1,811          1,811
    Accrued interest
     (Note 8)      871,237        806,153        741,069

         $    2,498,349 $    2,433,265 $    2,368,181


NOTE 6 - INCOME TAXES

    The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership's approximate income (losses) for tax reporting purposes for the years ended June 30, 1998, 1997 and 1996 aggregated ($160,000), ($680,000) and ($575,000), respectively, which approximates income (losses) of ($0.05), ($0.22) and income of ($0.18) per unit, based on 3,118,065 outstanding partnership units.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED



NOTE  7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

       Account payable and other
       liabilities  at  June  30
       consist of the following:

           1 9 9 8  1 9 9 7        1 9 9 6
       Taxes, primarily
        real estate     $       - $       605    $    23,975
       Professional fees           9,585          77,012         94,954
       Other        23,828         22,996        156,365

         $     33,413   $    100,613   $    275,294

NOTE  8 - ACCRUED INTEREST

          Accrued interest consists of the
    following:
          1 9 9 8        1 9 9 7

       Interest payable included in
       notes payable (Note 4)     $     59,542   $    134,544

      Interest included in 4% con-
      vertible subordinated deben-
      tures (Notes 5 and 10)      871,237        806,153

         $    930,779   $    940,697

NOTE 9 - PARTNERS' CAPITAL (DEFICIT)

    As of June 30, 1998, there are 1,563 shareholders holding 290,836 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June 30, 1998, has declared accumulated distributions of $.85 per each unit of partnership interest outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

         The Company did not make cash distributions to its unit owners during years ended June 30, 1998, 1997 and 1996.


NOTE 10 - RESTRUCTURED FINANCING

         In October of 1993, the Company owned a bank interest
and principal totaling $270,974 on two outstanding
obligations (See Note 4).   A  limited  partner of the

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED


NOTE 10 - RESTRICTED FINANCING (Continued)

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

NOTE 11 - BUSINESS UNCERTAINTIES

    The Company has $2,498,349 of convertible subordinated debentures including accrued interest which matured on September 30, 1989 (Note 5).

    The Company's primary source of cash flow has been from its 50% owned real estate partnership, City
Planned Communities (Note 2). The current availability of cash flow from City Planned Communities is not deemed sufficient in order for the Company to meet its currently maturing obligations and its working capital requirement.

    The Company also has a 36.12% limited partnership interest in Unicom, A Limited Partnership (Notes 1D, 2 and 12). However, the investment in Unicom has not generated cash flow sufficient to pay its subordinate debentures.

NOTE 12 - UNICOM PARTNERSHIP LTD - LEASE AGREEMENT

    Effective July 1, 1997, Unicom entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser can purchase the property or cancel the option and forfeit their deposit. The agreement calls for the tenant to pay Unicom a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant will retain $518,700, $775,000, and $875,000, respectively, during the three year period, and Unicom will be paid all other remaining revenue from the facility providing the profit during any year exceeds a certain threshold.

CITY PLANNED COMMUNITIES
5500 NORTHWEST 69TH AVENUE * LAUDERHILL, FLORIDA * 33319
(954) 572-2112 BROWARD * TELECOPIER (954) 749-5664






The accompanying combined balance sheets of City Planned Communities (a partnership) (CPC) and Unicom Partnership Ltd. (a limited partnership) (Unicom) as of June 30, 1998 and 1997 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended, and the supplemental information listed in the index, have been compiled by these partnerships in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants, and no accountant has expressed an opinion thereon.

As discussed in Note 5, Unicom successfully completed a reassignment and reinstatement of its mortgage on July 28, 1995.

As of July 1, 1997, Unicom entered into a lease and an option to purchase agreement with CareMatrix Corporation. (See Note 6C to Combined Financial Statements).

The financial statements of Unicom have been audited. No auditing procedures have been performed since September, 1989 for CPC.

As explained in the accompanying statements in respect of the financial statements of All-State Properties L.P., the undersigned entities intend to obtain audited financial statements for the 1990-1998 periods as soon as they are in a financial position to compensate an accountant for such services.

                                      Very truly yours,

         CITY PLANNED COMMUNITIES
                                    UNICOM PARTNERSHIP LTD.



                                    By:
                                        STANLEY R. ROSENTHAL
                                        Managing Partner

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED COMPILED FINANCIAL STATEMENTS
JUNE 30, 1998
UNAUDITED



C O N T E N T S


    PAGE

Partnership's Letter                 II-26

Combined Financial Statements:

   Balance Sheets                                       II-28

   Statements of Operations                                     II-29

   Statements of Partners' Capital (Deficit)                    II-30

   Statements of Cash Flows                          II-31/33

   Notes to Financial Statements                     II-34/39

Supplemental Information:

   Explanation of eliminations to combining
    financial statements                            II-40

   Combining Balance Sheets                         II-41/44

   Combining Statements of Operations                II-45/47

   Combining Statements of Partners' Capital
   (Deficit)                                II-48

   Combining Statements of Cash Flows                II-49/58

   Selected Financial Data                          II-3

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED BALANCE SHEETS
JUNE 30, 1998 AND 1997
UNAUDITED

A S S E T S
      1 9 9 8        1 9 9 7
Property and equipment, at cost
 (Notes 1B, 5 and 6C):
  Building, including land of
   $966,170   $    33,397,340     $    33,389,465
    Furniture and equipment         1,309,753    1,183,708
  China, glassware, silverware and
   utensils        41,713         41,713
         $    34,748,806     $    34,614,886
    Less accumulated depreciation
   and amortization          (7,812,616)         (6,888,424)
         $    26,936,190     $ 27,726,462
Cash          1,128,620      905,163
Cash - restricted for tenants'
 security deposits      686,127        694,909
Real estate for sale - at cost
 (Note 5) - land        9,666           9,666
Deferred management fees -
 related party (Notes 1A and 4)        631,543        631,543
Funds held in escrow         619,913        543,430
Prepaid expenses        336,773        174,447
Other assets       599,750             320,447

TOTAL ASSETS  $    30,948,582     $    31,006,067

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Mortgage loan payable, including
   $0 and $183,312 of accrued
   interest, respectively (Note 5)     $    27,097,304     $    27,496,637
  Notes payable - others           40,812         72,753
  Notes payable - non-interest
   bearing               -              -
  Notes payable - related parties,
   including $38,960 and
   $1,295,115 of accrued interest,
   respectively (Note 2)            849,987      3,756,454
  Accounts payable and accrued
   expenses (Note 3)         1,157,380      474,223
    Tenant security deposits      630,790        624,885
  Deferred interest (Note 5)           2,355,572      2,397,258
  Option deposit (Note 6C)        4,500,000      -

    $36,631,845         $    34,822,210
COMMITMENTS AND CONTINGENCIES
 (Notes 4, 6, and 7)         -         -
PARTNERS' CAPITAL (DEFICIT)
 (Notes 4 & 6B)    (5,683,263)         (3,816,143)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT) $    30,948,582     $    31,006,067


See notes to combined financial statements.
II-28




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
UNAUDITED



      1 9 9 8        1 9 9 7        1 9 9 6
     (Note 6C)
REVENUES:

  Sale of land     $         -    $    -    $    54,166
  Rental income         -         10,449,562          10,132,016
  Interest and other
   income          114,134        90,035         74,341
  Lease income (Note
   6C)        4,755,196      -         -

    $     4,869,330     $    10,539,597     $    10,260,523

EXPENSES:

  Cost of land sold     $        -     $        -     $    8,128
  Dietary and resident
   services        -         3,156,811      3,049,995
  General and adminis-
   trative (Note 4)          594,477        1,049,693      1,069,538
  Marketing and adverti-
   sing       -         256,120        239,951
  Maintenance and utili-
   ties       -         1,390,463      1,355,630
  Taxes and insurance        496,024        792,746        820,846

    $    1,090,501 $    6,645,833 $    6,544,088

NET INCOME BEFORE DEPRE-
 CIATION, AMORTIZATION
 AND INTEREST:     $    3,778,829 $    3,893,764 $    3,716,435


OTHER EXPENSES:

  Interest (Note 1C)    $    2,624,412 $    2,490,833 $    2,576,181
  Depreciation and
   amortization          1,013,533          951,936        915,479

    $    3,637,945 $    3,442,769 $    3,491,660

NET INCOME    $    140,884   $     450,995 $      224,775










See notes to combined financial statements.
II-29





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED







      1 9 9 8        1 9 9 7        1 9 9 6


PARTNERS' CAPITAL
 (DEFICIT)- Beginning   $    (3,816,143)    $    (5,116,277)    $    (5,341,052)

   Distributions
   (Notes 4 & 6B)       (5,001,156)          (1,219,000)        -

   Contributions
   (Notes 4 & 6B)       2,993,152      2,068,139      -
   Net income      140,884        450,995         224,775


PARTNERS' CAPITAL
 (DEFICIT) - Ending     $    (5,683,263)    $    (3,816,143)    $    (5,116,277)































See notes to combined financial statements.
II-30




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

      1 9 9 8        1 9 9 7        1 9 9 6
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash from customers/
   tenants    $    -    $    10,421,519     $    10,032,700
  Interest received          -         53,341         74,341
  Cash paid - interest       (4,078,848)         (2,223,519)    (3,422,967)
  Cash paid - suppliers,
   employees and admini-
   strative expenses         (731,094)      (6,780,951)    (6,780,382)
  Lease income          4,676,201      -         -

    Net Cash (Used) Pro-
     vided) by Operat-
     ing Activities     $    (133,741) $    1,470,390 $    (96,308)

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net   $       (133,920)   $    (107,567)$     (226,241)
  Escrow funding                  -         (22,764)  (288,762)
  Tenant security de-
   posits               -         (54,476)  10,444
  Other                 -         -         (39,392)
  Partners' distribu-
   tions - net          (2,008,004)    $    (1,219,000)$   -
  Option deposit        4,500,000       -        -

    Net Cash Provided
     (Used) by Invest-
     ing Activities     $     2,358,076     $    (1,403,807)$   (543,951)

Cash Flows from Financ-
 ing Ativities:
  Cash received (paid)
   - related party $    (1,569,604)    $    2,416     $    1,028,568
  Cash received (paid)
   notes & mortgages         (399,333)      (227,513) 245,890
  Other       (31,941)       (898)     (215,394)

    Net Cash (Used) Pro-
     vided by Financ-
     ing Activities     $     (2,000,878)$  (225,995)$     1,059,064








See notes to combined financial statements.
II-31




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED





      1 9 9 8        1 9 9 7        1 9 9 6
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS  $    223,457        $    (159,412)$     418,805
CASH AND CASH EQUIVA-
 LENTS-BEGINNING OF
 YEAR         905,163        1,064,575      645,770
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR $     1,128,620     $    905,163   $    1,064,575









































See notes to combined financial statements.
II-32





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED





     1 9 9 8         1 9 9 7        1 9 9 6

Reconciliation of net
 profit to net cash
 provided (used)by
 operating activities:

  Net income  $    140,884   $     450,995  $    224,775

Adjustments to reconcile
 net profit (loss) to net
 cash provided (used) by
 operating activities:

  Depreciation and
   amortization    $    924,192   $    951,936   $    915,479
  Increase (decrease)
   in accrued interest
   payable    (1,674,363)         129,783        (849,648)
  Decrease in real
   estate held for sale      -                  -          4,833
  (Increase) decrease in
   prepaid expense       (162,326)          11,415         (48,989)
  Decrease (increase) in
   other assets and ac-
   counts receivable         (397,472)      (69,868)       4,889
  (Decrease) increase in
   accounts payable and
   accrued expenses           1,035,344            (3,871)      (347,647)

     Total Adjustments  $     (274,625)     $    1,019,395 $    (321,083)

NET CASH (USED) PROVIDED
 BY OPERATING ACTIVI-
 IES     $     (133,741)     $    1,470,390 $    (96,308)

SCHEDULE OF NON-CASH
 INVESTING AND FINANC-
 ING ACTIVITIES:

(A) In June of 1995, the partners of City Planned Communities contributed their $13,351,210 notes, loans and accrued interest to the capital of Unicom.

(B) In December of 1996, $30,000 of notes due to partners of City Planned Communities were contributed to the capital of the Company.


See notes to combined to financial statements.
II-33




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

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

2.  Unicom Partnership Ltd. (Hereafter Unicom)

    The limited partnership was formed on October
27, 1986 to acquire land from CPC for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which is being operated as an adult apartment rental complex (AARC). Effective July, 1997,
Unicom has leased its property. (See Note 6C)

3.  Basis for Combination

    All-State Properties L.P. and entities under common control with the partners of NLI
Partners, Ltd. have a 93% limited partnership interest in Unicom. Accordingly, the beneficial owners of Unicom are substantially the same as those of CPC. Therefore, the financial statements of CPC and Unicom are being presented on a combined basis to offer a more complete presentation of the related entities.
All intercompany transactions have been
eliminated in combination.

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

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

A.  Organization, Operations and Principles of
Combination (Continued)

3. Basis for Combination (Continued)

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

5. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

B.  Property and Equipment

1. Building is depreciated using the straight-line method over an estimated useful life of 40 years for financial statement purposes, whereas the modified accelerated cost recovery system
(MACRS) method over 27-1/2 years is used for tax presentation. Since the company is a partnership, income or losses are reported by the partners. Accordingly, no tax effect results from the temporary differences.

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

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

C. Interest

    In accordance with FASB Nos. 34 and 67, Capitalization of Interest Cost and Accounting for Costs and Initial
Rental Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its intended use. Thereafter, such expenses are period costs. During the years ended
June 30, 1998, 1997 and 1996, total interest incurred was $2,434,762, $2,490,833 and $2,576,181,respectively was charged to operations.

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

NOTE 2 - NOTES PAYABLE - RELATED PARTIES

     Funds advanced by various partners,
     evidenced by unsecured demand notes,
     bearing interest at prime rate.

                     1 9 9 8        1 9 9 7

     Total principal         $    811,027   $    2,461,339
     Accrued interest             38,960         1,295,115

                   $    849,987   $3,756,454

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES

     Accounts payable and accrued
     expenses at June 30, 1998 and
     1997 consist of the following:

                     1 9 9 8        1 9 9 7

     Accounts payable        $    623,301   $    279,379
     Real estate taxes              196,579      194,844

                   $    819,880   $      474,223

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

    Management Agreements

    In a prior year, Unicom entered into an agreement with an individual who is the general partner of All-State Properties L.P., to oversee the day-to-day operations of the AARC. In the prior year Unicom assigned a 5% interest of all available cash flows to the individual for services rendered. (See Note
6A)

NOTE 5 - MORTGAGE LOAN PAYABLE

    The mortgage balance of $27,638,956 was modified on
July 28, 1995. The rate of interest was reduced to 8%,
including servicing while the maturity date remained
unchanged at January 1, 2029. The mortgage is insured
by the Department of Housing and Urban Development
(HUD) and is payable in monthly installments of
$198,051. As a result of the mortgage modification
$2,498,809 in accrued interest was forgiven. This
amount is recorded as a deferred interest adjustment
and is being amortized over the remaining term of the
mortgage. During   the current fiscal year interest was
reduced by $41,686 as a result of the deferred interest amortization. The approximate principal payments for the next five years ending June 30, are as follows:

         1999      $    197,941
         2000                233,091
         2001           252,438
2002          273,390
2003          296,081

As of June 30, 1998 and 1997 the outstanding
indebtedness consisted of:
                          1 9 9 8        1 9 9 7

       Principal                  $    27,097,304     $    27,313,325
       Interest                        -          183,312

                   $27,097,304    $    27,496,637

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A.  Management Contract (See Note 4)

    On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company is paid a fee equal to 4% of the monthly revenue. The management agreement expires June 30, 2002.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

B.  Distributions

    In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

       1.34% to F. Trace, Inc., the former general
             partner of Unicom
      49.33% to Newnel Partnership
       3.60% to certain individuals who made cash advances to Unicom on behalf of the Company
      45.73%  to the Company

           100.00%

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

         3.49% to the non-partner distributees

            As to the partners:
         1.00% to F. Trace, Inc. the former general
             partner of Unicom
      23.27% to the newly admitted limited partners
      36.12% to Newnel Partnership
      36.12% to the Company (including 3.60% given
                   to certain individuals who made cash
         advances to Unicom on behalf of the
             the Company)

           100.00%

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1998, 1997 AND 1996
UNAUDITED


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

B. Distributions (Continued)

    The amount of the distribution to be received by the Company is the same under both of the above calculations.

 In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.


C. Lease Agreement

         Effective July 1, 1997, the Partnership entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser can purchase the property or cancel the option and forfeit their deposit. The agreement calls for the tenant to pay the Partnership a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant will retain $518,700, $775,000, and $875,000, respectively, during the three year period, and the Partnership will be paid all other remaining revenue from the facility providing the profit during any year exceeds a certain threshold.

NOTE 7 - PENSION PLAN

    During year ended June 30, 1995, Unicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997
UNAUDITED


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


See notes to combined financial statements.
II-40



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 1998
UNAUDITED

<CAPTION
        CITY          UNICOM                        COMBINED
      PLANNED      PARTNERSHIP                 BALANCE
    COMMUNITIES       LTD.        ELIMINATIONS        SHEET
ASSETS

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,123,888 $    -    $    36,555,058     $(3,157,718)(a)     $    33,397,340
  Furniture and
   equipment       -         1,309,753            -   1,309,753
  China, glassware,
   silverware and
   utensils        -         41,713            -      41,713

    $    -    $    37,906,524     $(3,157,718)    $   34,748,806
  Less accumulated
   depreciation and
   amortization         -         (7,812,616)              -              (7,812
,616)

    $    -    $    30,093,908     $    (3,157,718)         $    26,936,190

  Cash        306         1,128,314         -         1,128,620
  Cash - restricted
   for tenants'
   security deposits    -         686,127        -         686,127
  Real estate for sale
   - at cost - land     9,666                    -         -         9,666
  Deferred management
   fees - related
   party      631,543                  -             -          631,543
  Funds held in
   escrow          -         619,913             -         619,913
  Prepaid expenses      -         336,773        -         336,773
  Other assets          6,886          592,864                  -         599,75
0

TOTAL ASSETS  $    648,401   $    33,457,899     $    (3,157,718)         $
30,9
48,582













See notes to combined financial statements.
II-41




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 1998
UNAUDITED

        CITY          UNICOM                   COMBINED
       PLANNED          PARTNERSHIP                       BALANCE
    COMMUNITIES        LTD.       ELIMINATIONS        SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable $    -    $    27,097,304     $    -    $    27,097,304
Notes payable -
 others       -          40,812        -         40,812
Notes payable -
 related parties          849,987              -      -           849,987
Accounts payable
 and accrued
 expenses          34,874         1,122,506      -         1,157,380
Tenant security
 deposits          -         630,790                  -         630,790
Deferred profit         3,157,718      -          (3,157,718)(a)     -
Deferred interest       -         2,355,572      -         2,355,572
Option deposit          -         4,500,000      -         4,500,000

    $    4,042,579 $    35,746,984     $(3,157,718)   $    36,631,845

COMMITMENTS AND
 CONTINGENCIES          -         -         -         -

PARTNERS' CAPITAL
 (DEFICIT)         (3,394,178)         (2,289,085)    -         (5,683,263)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT) $    648,401   $    33,457,899     $    (3,157,718)    $
30,9
48,582

















See notes to combined financial statements.
II-42





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 1997
UNAUDITED

        CITY          UNICOM                   COMBINED
       PLANNED          PARTNERSHIP                       BALANCE
    COMMUNITIES    LTD.      ELIMINATIONS        SHEET
ASSETS

Property and equip-
 ment at cost:
  Building, includ-
   ing land of
   $4,123,888 $    -    $    36,547,183     $    (3,157,718)(a)$     33,389,465
  Furniture and
   equipment       -         1,183,708      -         1,183,708
  China, glassware,
   silverware and
   utensils        -         41,713         -         41,713
    $    -    $    37,772,604     $    (3,157,718)    $    34,614,886
   Less accumulated
   depreciation and
   amortization         -         (6,888,424)    -         (6,888,424)


    $    -    $    30,884,180     $    (3,157,718)    $27,726,462

  Cash          456            904,707      -         905,163
  Cash - restricted
   for tenants' se-
   curity deposits      -         694,909        -              694,909
  Real estate for
   sale - at cost -
   land        9,666         -         -              9,666
  Deferred management
   fees - related
   party      631,543        -         -              631,543
  Funds held in
    escrow         -          543,430       -              543,430
  Prepaid expenses      -         174,447        -              174,447
  Other assets           6,886         313,561        -              320,447

TOTAL ASSETS  $    648,551   $    33,515,234     $    (3,157,718)    $    31,006
,067










See notes to combined financial statements.
II-43






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 1997
UNAUDITED

        CITY          UNICOM                   COMBINED
       PLANNED          PARTNERSHIP                       BALANCE
    COMMUNITIES        LTD.       ELIMINATIONS        SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable $    -    $    27,496,637     $    -    $     27,496,637
Notes payable
 - others          -         72,753         -         72,753
Notes payable -
 related parties        3,756,454      -         -         3,756,454
Accounts payable
 and accrued
 expenses          52,951         421,272        -         474,223
Tenant security
 deposits          -         624,885        -         624,885
Deferred profit          3,157,718           -        (3,157,718)(a)         -
Deferred interest       -         2,397,258      -         2,397,258

    $    6,967,123 $    31,012,805     $    (3,157,718)    $    34,822,210


COMMITMENTS AND
 CONTINGENCIES          -         -         -         -

PARTNERS' CAPITAL
 (DEFICIT)         (6,318,572)         2,502,429                -         (3,816
,143)
TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT) $    648,551   $    33,515,234     $    (3,157,718)    $
31,0
06,067















See notes to combined financial statements.
II-44







CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1998
UNAUDITED

       CITY          UNICOM                    COMBINED
      PLANNED      PARTNERSHIP                    STATEMENT OF
    COMMUNITIES        LTD.       ELIMINATIONS     OPERATIONS

REVENUES:

  Rental income    $      -  $    -    $    -    $    -
  Interest and
   other income         52,340         61,794         -         114,134
  Lease income          -         4,755,196      -         4,755,196

    $     52,340  $     4,816,990 $    -    $     4,869,330

EXPENSES:

  Dietary and re-
   sident ser-
   vices      $    -    $    -    $    -    $    -
  General and
   administra-
   tive               1,027         593,450      -         594,477
  Marketing and ad-
   vertising       -         -         -         -
  Maintenance and
   utilities       -         -         -         -
  Taxes and
   insurance       -          496,024       -         496,024

    $     1,027    $    1,089,474 $    -    $    1,090,501

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST     $     51,313   $3,727,516     $            - $      3,778,829

OTHER EXPENSES:

  Interest    $    120,071   $2,504,341     $    -    $    2,624,412
  Depreciation and
   amortization           -        1,013,533                 -       1,013,533


    $    120,071   $    3,517,874 $    -    $    3,637,945

NET INCOME (LOSS)  $ (68,758)     $    209,642   $    -    $    140,884



See notes to combined financial statements.
II-45





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1997
UNAUDITED

        CITY          UNICOM                  COMBINED
       PLANNED          PARTNERSHIP                     STATEMENT OF
    COMMUNITIES        LTD.       ELIMINATIONS      OPERATIONS
REVENUES:

  Rental income    $        -     $    10,449,562     $    -    $    10,449,562
  Interest and
   other income         36,694         53,341         -         90,035


    $    36,694    $    10,502,903     $    -    $    10,539,597

EXPENSES:

  Dietary and resi-
   dent services   $        -     $     3,156,811     $    -    $    3,156,811
  General and admini-
   strative         3,699         1,045,994      -         1,049,693
  Marketing and adver-
   tising          -         256,120        -         256,120
  Maintenance and
   utilities       -         1,390,463      -         1,390,463
  Taxes and in-
   surance         549       792,197        -         792,746


    $     4,248    $    6,641,585 $    -    $    6,645,833

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST     $    32,446    $    3,861,318 $    -    $    3,893,764

OTHER EXPENSES:

  Interest    $    197,509   $    2,293,324 $    -    $    2,490,833
  Depreciation and
   amortization         -         951,936        -         951,936

    $    197,509   $    3,245,260 $    -    $    3,442,769


NET INCOME (LOSS)  $    (165,063) $    616,058   $    -    $    450,995





See notes to combined financial statements.
II-46





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1996
UNAUDITED

        CITY          UNICOM                  COMBINED
       PLANNED          PARTNERSHIP                     STATEMENT OF
    COMMUNITIES        LTD.       ELIMINATIONS      OPERATIONS
REVENUES:

  Sale of land     $    54,166    $    -    $    -    $    54,166
  Rental income         -         10,132,016          -         10,132,016
  Interest income       11,107         63,234         -         74,341

         $     65,273   $    10,195,250     $            - $    10,260,523
EXPENSES:

  Cost of land
   sold  $    8,128     $    -    $    -    $           8,128
  Dietary and resi-
   dent services        -         3,049,995      -         3,049,995
  General and admini-
   strative        10,700         1,058,838      -         1,069,538
  Marketing and adver-
   tising          -         239,951        -         239,951
  Maintenance and
   utilities       -         1,355,630      -         1,355,630
  Taxes and
   insurance         851         819,995                 -      820,846

    $    19,679    $    6,524,409 $    -    $    6,544,088


NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST     $     45,594   $ 3,670,841 $          - $    3,716,435

OTHER EXPENSES:

  Interest    $    198,050   $    2,378,131 $    -    $     2,576,181
  Depreciation and
   amortization         -         915,479        -         915,479

    $    198,050   $    3,293,610 $    -    $    3,491,660

NET(LOSS)INCOME    $    (152,456) $     377,231  $    -    $     224,775







See notes to combined financial statements.
II-47






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 1998, 1997 AND 1996
UNAUDITED

               COMBINED
                                   STATEMENT
       CITY        UNICOM                   OF PARTNERS'
      PLANNED      PARTNERSHIP                     CAPITAL
    COMMUNITIES             LTD.       ELIMINATIONS    (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1995    $    (6,031,053)    $        690,001    $    -    $    (5,341,052)

Net Income
 (Loss)-
 1996         (152,456)      377,231        -         224,775

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1996    $    (6,183,509)    $    1,067,232 $    -    $    (5,116,277)

Net income
 (loss) -
 1997         (165,063)      616,058        -    $    450,995

Distribution       -         (1,219,000)         -         (1,219,000)

Contribution       30,000         2,038,139      -         2,068,139

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1997    $    (6,318,572)    $    2,502,429 $    -    $    (3,816,143)

Net Income
 (loss) -
 1998         (68,758)       209,642        -         140,884

Distribution       -         (5,001,156)         -         (5,001,156)

Contribution       2,993,152      -         -         2,993,152

PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1998    $    (3,394,178)    $    (2,289,085)    $    -    $    (5,683,263)

See notes to combined financial statements.
II-48




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1998
                                UNAUDITED
                                   COMBINED
          CITY            UNICOM                 STATEMENT
        PLANNED         PARTNERSHIP                  OF
       COMMUNITES       LTD.      ELIMINATIONS   CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Opera-
ing Activities:
    Cash from customers/
     tenants/sales $    -    $    -    $    -    $    -
    Interest received        -         -         -         -
    Cash paid - interest          (1,418,655)         (2,660,193)         -
    (4,
078,848)
    Cash paid - suppliers,
     employees and admini-
     strative expenses       (5,043)        (726,051)      -         (731,094)
    Lease income        -          4,676,201          -         4,676,201

       Net Cash (Used) Pro-
        vided by Operating
        Activities $    (1,423,698)    $    1,289,957 $    -    $    (133,741)

Cash Flows from Invest-
ing Activities:
    Capital expenditures -
     net $    -    $    (133,920) $    -    $    (133,920)
    Escrow funding      -         -         -         -
    Tenant security
     deposits - net
    Partner contribution
     (distribution)          2,993,152      (5,001,156)         -         (2,008
,004)
    Option deposit      -         4,500,000      -         4,500,000

       Net Cash (Used)
        Provided by
        Investing
        Activities $    2,993,152 $    (635,076) $    -    $    2,358,076

Cash Flows from Financ-
ing Activities:
    Cash received (paid)
     - related party    $    (1,569,604)    $    -    $    -    $    (1,569,604)
    Cash (paid) received
- notes and mort-
     gages         -         (399,333)      -    $    (399,333)
    Other          -         (31,941)       -         (31,941)

       Net Cash Provided
        (Used) by Financ-
        ing Activities  $    (1,569,604)    $    (431,274) $    -    $    (2,000
,878)

See notes to combined financial statements.
II-49




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 1998
                                UNAUDITED




                                  COMBINED
          CITY            UNICOM                 STATEMENT
        PLANNED         PARTNERSHIP                  OF
      COMMUNITIES       LTD.      ELIMINATIONS   CASH FLOWS


NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS  $    (150)     $    223,607   $    -    $    223,457
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR         456       904,707        -         905,163
CASH AND CASH EQUIVA-
 LENTS END OF YEAR $    306  $    1,128,314 $    -    $    1,128,620

































See notes to combined financial statements.
II-50




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1998
UNAUDITED

                                  COMBINED
        CITY         UNICOM                 STATEMENT
       PLANNED          PARTNERSHIP                 OF
     COMMUNITIES          LTD.         ELIMINATIONS   CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activi-
 ties:

    Net income (loss)   $    (68,758)  $    209,642   $    -    $    140,884

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 (used) by operating
 activities:

    Depreciation and
     amortization  $    -    $    924,192   $    -    $    924,192
    (Decrease) in
     interest payable        (1,674,363)         -         -         (1,674,363)
    (Increase) in
     prepaid expenses        -         (162,326)      -         (162,326)
    (Increase) in
     other assets
     and accounts
     receivable         -         (397,472)      -         (397,472)
    Increase in ac-
     counts payable
     and accrued
     expenses      319,423        715,921        -         1,035,344

       Total Adjust-
        ments $    (1,354,940)    $    1,080,315 $    -    $    (274,625)

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES   $    (1,423,698)    %    1,289,957 $    -    $    (133,741)











See notes to combined financial statements.
II-51





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1998
UNAUDITED




[CAPTION]


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:

(A) In June of 1995 the partners of City Planned Communities contributed their $13,351,210 notes, loans and accrued interest to the capital of Unicom.

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

     CITY            UNICOM                       COMBINED
    PLANNED        PARTNERSHIP         ELIMI-         STATEMENT OF
    COMMUNITIES        LTD.       NATIONS    CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash from customers/
   tenants/sales   $    -    $    10,421,519     $    -    $    10,421,519

  Interest received          -         53,341         -              53,341
  Cash paid - interest       -         (2,223,519)         -
(2,223,519)
  Cash paid - suppliers,
   employees and admini-
   strative expenses          (2,393)  (6,778,558)         -         (6,780,951)
    Net Cash (Used)
     Provided by Oper-
     ating Activities   $    (2,393)   $    1,472,783   $  -     $   1,470,390

Cash Flows from Invest-
 ing Activities:
  Capital expenditures-
   net   $    -    $    (107,567)   $  -     $   (107,567)
  Escrow funding          -       (22,764)       -               (22,764)
  Tenant security
   deposits - net       -         (54,476)       -               (54,476)
  Partner distribution       -         (1,219,000)         -         (1,219,000)

     Investing Activi-
      ties    $    -    $    (1,403,807)      $   -   $    (1,403,807)
Cash Flows from Financ-
 ing Activities:
  Cash received -
   related party   $    2,416     $    -     $   -    $    2,416
Cash paid - notes
 and mortgages          -         (227,513)      -           (227,513)
  Other       -         (898)          -               (898)
    Net Cash Provided
     (Used) by Financ-
     ing Activities     $    2,416     $    (228,411)   $  -    $
(225,995)

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS  $    23   $    (159,435)   $  -    $      (159,412)
CASH AND CASH EQUIVA-
 LENTS BEDGINNING OF
 YEAR         433       1,064,142      -         1,064,575
CASH AND CASH EQUIVA-
 LENTS END OF YEAR $    456  $    904,707     $  -    $       905,163


See notes to combined financial statements.
II-53




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

Adjustments to
 reconcile net
 profits (loss)
 to cash provided
 (used) by opera-
 ting activities:

  Depreciation and
   amortization    $    -    $    951,936   $    -         $    951,936
  Increase (de-
   crease) in in-
   terest payable       185,138        (55,355)       -              129,783
  Decrease in real
   estate held
   for sale        -         -         -              -
  (Increase) in
   prepaid expenses     -         11,415         -              11,415
  (Increase) De-
   crease in other
   assets and ac-
   counts receiv-
   able       -         (69,868)       -              (69,868)
  (Decrease)increase
   in acounts pay-
   able and accrued
   expenses        (22,468)       18,597         -              (3,871)

   Total Adjust-
    ments     $    162,670   $    856,725   $    -         $    1,019,395

NET CASH PROVIDED
 (USED) BY OPERA-
 TING ACTIVITIES   $    (2,393)   $    1,472,783 $    -         $    1,470,390





See notes to combined financial statements.
II-54




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1997
UNAUDITED

[CAPTION]



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:



(A) In June of 1995 the partners of City Planned Communities contributed their $13,351,210 notes, loans and accrued interest to the capital of Unicom.

(B) In December of 1996, $30,000 of notes due to partners of City
Planned Communities were contributed to the capital of the Company.





































See notes to combined financial statements.
II-5




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

Cash Flows from
 Operating Activi-
 ties:
  Cash from customers/
     tenants/sales $    54,166    $    9,978,534 $    -    $    10,032,700
    Interest received        11,107         63,234         -         74,341
    Cash paid - interest     -         (3,422,967)         -         (3,422,967)
    Cash paid - suppliers,
   employees and admini-
     strative expenses       (47,889)       (6,732,493)         -         (6,780
,382)

      Net Cash (Used)
       Provided by Opera-
     ting Activities    $    17,384    $    (113,692) $    -    $    (96,308)

Cash Flows from Invest-
 ing Activities:
    Capital expendi-
     tures - net   $    -    $    (226,241) $    -    $    (226,241)
    Escrow funding      -         (288,762)      -         (288,762)
    Tenant security de-
     posits - net       -         10,444         -         10,444
    Other          -         (39,392)       -         (39,392)

     Net Cash Used by
      Investing Acti-
      vities  $    -    $    (543,951) $    -    $    (543,951)

Cash Flows from Fi-
 nancing Activities:
    Cash received
  (paid) - related
     party    $    (18,557)  $    1,047,125 $    -    $    1,028,568
    Cash received -
   notes and
   mortgages       -         245,890        -         245,890
    Other          -         (215,394)      -         (215,394)

     Net Cash Provided
      (Used) by Financ-
      ing Activities    $    (18,557)  $    1,077,621 $    -    $    1,059,064



See notes to combined financial statements.
II-56






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





































See notes to combined financial statements.
II-57




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

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 used) by operating
 activities:

    Depreciation and
     amortization  $    -    $    915,479   $    -    $    915,479
    Increase (decrease)
     in interest pay-
     able          183,050        (1,032,698)         -          (849,648)
    Decrease in real
     estate held for
     sale          4,833          -         -         4,833
    (Increase) in pre-
     paid expenses      -         (48,989)       -         (48,989)
    (Increase) decrease
     in other assets and
     accounts receivable     16,100         (11,211)       -         4,889
    (Decrease)in accounts
   payable and accrued
   expenses        (34,143)       (313,504)      -         (347,647)

     Total Adjustments  $    169,840   $    (490,923) $    -    $    (321,083)

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES    $    17,384    $    (113,692) $    -    $    (96,308)

[CAPTION]


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

In June of 1995 the partners of City Planned Communities contributed their $13,352,210 notes, loans and accrued interest to the capital of Unicom.



See notes to combined financial statements.
II-58









ITEM 8.  SUPPLEMENTARY DATA

(a) Selected quarterly financial disclosure date.

              Not required.

(b) Information on the effects of changing prices.

              Not applicable.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable











































II-59




PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           69        General Partner;
                   President and Chief
         Executive Officer of
         predecessor All-State
         Properties, Inc. since
         1971

         Managing Partner of
         Unicom Partnership Ltd.
         since 1989

         President of SRR Consulting
         Corp. and President of SRR
         Management Corp. since July,
         1997


ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 1998

NAME OF INDIVIDUAL OR        REGISTRANT'S SHARE
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









III-1








ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth as of June 30, 1998 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

                AMOUNT
              BENEFICIALLY   PERCENTAGE
TITLE OF CLASS        NAME & ADDRESS   OWNED     OF CLASS

Limited       J.W. Sopher
Partnership   425 E. 61 Street
Units         New York, N.Y.          165,000 (1)           5.3%

Limited          Stanley R. Rosenthal
Partnership        c/o All-State
Units         Properties L.P.
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































III-2






ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution, to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,21 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

       1.34% to F. Trace, Inc., the former general partner of Unicom 49.33% to Newnel Partnership
       3.60% to certain individuals who made cash advances on
             behalf of the Company
      45.73% to the Company

     100.00%

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

       3.49% to the non-partner distributees

             As to the partners:
       1.00% to F. Trace, Inc., the former general partner of Unicom 23.27% to the newly admitted limited partners
      36.12to Newnel Partnership
      36.12% to the Company (including 3.60% given to certain indivi-duals who made cash advances to Unicom on behalf of the Company

     100.00%

    The amount of the distribution to be received by the Company is the same under both of the above calculations.


















III-3





PART IV


ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



              PAGE
    (a) 1. Financial Statements included in Part II of this report:

         FINANCIAL STATEMENTS:

         Registrant:
         Balance Sheets as of June 30, 1998 and 1997  II-10

         Statements of Operations for the years ended
            June 30, 1998, 1997 and 1996                 II-11

         Statements of Changes  in Partners' Capital
         (Deficit) for the years ended June 30, 1998,
         1997 and  1996      II-12

         Statements of Cash Flows for the years ended
         June 30, 1998, 1997 and 1996  II-13/14

         Notes to Financial Statements for the years
         ended June 30, 1998, 1997 and 1996           II-15/24

         Combined Financial Statements of City Planned
         Communities (a partnership) and Unicom
         Partnership Ltd. (a limited partnership) for the years ended June 30, 1998, 1997 and 1996 II-26/56

    2.   Financial Statement Schedules

         Included in Part IV of this report:

         Schedule X - Supplementary Income
                      Statement Information
                      at June 30, 1998, 1997
                      and 1996 (Registrant)        IV-5

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

    (b) (1)   REPORTS ON FORM 8-K
              PAGE NO. OR INCORPORATION
    (C)  EXHIBITS        BY REFERENCE

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

    f. Contract of Sale Incorporated by reference
    between CPC and     to Form 8-K dated
    Centex Real Estate  July 7, 1989
    Corporation dated
    May 2, 1989

    g. Management Contract   Incorporated by reference
    between Unicom Partner-  to Form 10-K for the year
    ship Ltd. and Senior     ended June 30, 1989
    Lifestyle Corporation
    dated 7/1/89

    h. Settlement Agreement  Incorporated by reference
    between CPC and MFM Group     to Form 10-K for the year
    dated March 28, 1990     ended June 30, 1990

    i. Settlement Agreement  Incorporated by reference
    between Unicom and MFM   to Form 10-K for the year
    Group dated March 28, 1990    ended June 30, 1990.

    j. Amendment to Management    Incorporated by reference
    Contract between Unicom and   on Form 10-K for the year
    Senior Lifestyle Corporation  ended June 30, 1992
    dated as of Jan. 1, 1992

    k. Management Agreement  Incorporated by reference
    between Unicom and Stanley    on Form 10-K for the year
    R. Rosenthal, Managing   ended June 30, 1995
    Partner of Owner dated
    August 1, 1995

    l. Employment Agreement  Incorporated by reference
    between Unicom and Stanley    on Form 10-K for the year
    R. Rosenthal, effective  ended June 30, 1995
    August 1, 1995

    m. Lease and option to pur-
       chase agreements between   Incorporated by reference
       between Unicom and Care-   to Form 8-K dated October
       Matrix Corporation effective    10, 1997
       as of July 1, 1997

(11)   Exhibits indicating computa-    IV-6
    tion of earnings per unit for
    the years ended June 30, 1998,
    1997 and 1996.

(22)     Subsidiaries of the Registrant:

                         State of
                            Incorporation
    Name               or Organization      Ownership

    Wimbledon Develop-      Florida             99%
         ment Ltd.

   (d)        NONE

         Signature Page     IV-7

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
SCHEDULES - SUPPLEMENTAL INCOME STATEMENT INFORMATION
CHARGED TO COST AND EXPENSES
JUNE 30, 1998, 1997 AND 1996
UNAUDITED




      1 9 9 8        1 9 9 7        1 9 9 6

Maintenance and repairs $    708  $    9,570     $    8,406

Depreciation and amortiza-
 tion of intangible assets   -           -       -

Taxes, other than payroll
 and income taxes        375       1,192         11,522

Advertising cost        -         -         -

    $     1,083    $    10,762    $    19,928

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 1998, 1997 AND 1996



    1 9 9 8          1 9 9 7       1 9 9 6
Computation of pri-
 mary earnings per
 unit:

    Units issued        3,118,303      3,118,303      3,118,303

Add: Unit equivalent
 (incremental units):

    Debentures conv-
    ertible at $1.00    -         -
    Debentures conv-
    ertible at $3.00    31,952         31,952         31,952

          3,150,255(A)       3,150,255(A)   3,150,255(A)

Net Loss before
 Extraordinary
  Items  $    (151,977) $    (141,963) $    (330,087)

Computation of Fully
 diluted loss per
 unit Before Extra-
 ordinary Items    $    (0.05)    $     (0.05)(B)$    (0.10)(B)

Net Loss After
 Extraordinary
  Items  $    (151,977) $    (141,963) $    (330,087)


Computation of Fully
 diluted loss per unit
 after Extraordinary
 Items   $    (0.05)(B)$     (0.05)(B) $    (0.10)(B)

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


Date: October 20, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                          General Partner      October 20, 1998
STANLEY R. ROSENTHAL   (Chief Executive Officer)      DATE


























IV-7