Form 10-Q
period 1998-09-30
ALL STATE PROPERTIES LP
filed 1998-11-30
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 0-
   12895

ALL-STATE PROPERTIES L.P.
(Exact name of registrant as specified in its charter)


       Delaware        59-2399204
(State or other jurisdiction or   (I.R.S. Employer
 incorporation or organization)   Identification No.)


5500 NW 69th Avenue, Lauderhill, FL          33319
(Address of principal executive offices)        (Zip Code)

Mailing address:
    P.O. Box 5524, Fort Lauderdale, FL 33310-5524

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


         Class                  Outstanding at September 30, 1998

 Limited Partnership Units               3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30,1998










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    September 30, 1998 and June 30, 1998    2

    Condensed Statements of Operations -
    Three Months ended September 30, 1998
            and 1997    3

    Condensed Statements of Cash Flows -
    Three Months ended September 30, 1998
    and 1997  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    September 30, 1998 and 1997                       6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - September 30, 1998             7-8

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - September 30,
    1998, 1997 and June 30, 1998               9-10

    Exhibit - Computation of Income (Loss) per
    partnership Unit - three months ended
    September 30, 1998 and 1997   11

PART II  Other Information   12

    Signatures     13





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1998 AND JUNE 30, 1998
(UNAUDITED)


    SEPTEMBER            JUNE
      30TH           30TH
      1998            1998

Assets

Cash     $     6,056    $    4,037
Other assets       1,524          2,956

Total Assets  $      7,580   $     6,993

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    178,687   $    166,749
   Notes payable        440,068        430,600
   Accounts payable and other
    liabilities         30,714          33,413
   4% convertible subordinated
    debentures due 1989      2,514,620      2,498,349
   Partnership distributions payable        252,496        252,496

    $    3,416,585 $    3,381,607

Deficiency in real estate joint
 venture $    998,166   $    992,266

Partners' Deficit  $    (4,186,916)    $    (4,148,035)

Notes receivable - officers/partners   $    (220,255) $  (218,845)

         $    (4,407,171)    $    (4,366,880)

Total Liabilities and Partners'
 Capital (Deficit) $     7,580    $         6,993















See notes to financial statements.






              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)




           1 9 9 8        1 9 9 7

REVENUES:

    Loss from real estate partner-
     ship     $    (5,900)   $    (23,600)
    Other          1,934          2,967

         $    (3,966)   $    (20,633)

COST AND EXPENSES:

    Selling, general and
     administrative     $    6,058     $    14,359
    Interest       28,857         24,371

         $    34,915    $    38,730

Net Income (Loss)  $    (38,881)  $    (59,363)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING        (0.01)       (0.02)

CASH DISTRIBUTIONS PER UNIT         NONE                NONE

























See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

           1 9 9 8        1 9 9 7
CASH FLOW FROM OPERATING ACTIVITIES:
    Interest income - collected   $    1,370     $    47,777
    Cash from sale of real estate      -         -
    Cash received principally from
     rental activities       -         -
    Cash paid for selling, general and
     administrative expenses       (7,325)         (1,662)
    Interest paid             -        (664)

   Net Cash Provided (Consumed) by
      Operating Activities   $     (5,955)  $    45,451

CASH FLOW FROM FINANCING ACTIVITIES:
    Cash from borrowing                $     7,974    $     33,256

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS  $    2,019     $    78,707

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR       4,037         13,432

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     6,056    $    92,139

RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES:

     Net Income (loss)       $     (38,881) $    (59,363)

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH PROVIDED (CON-
 SUMED) BY OPERATING ACTIVITIES:

 Loss of real estate partnerships $    5,900     $    23,600
 Changes in Assets and Liabilities:
    Increase in accrued interest
     payable       29,703         20,636
    (Increase) decrease in accrued
     interest receivable          (1,410)        47,881
    (Decrease) increase in accounts
     payable       (2,699)        11,800
    Decrease in other assets      1,432          897

   Total Adjustments    $    32,926    $    104,814

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES   $    (5,955)   $    45,451



See notes to financial statements.







              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)







EXHIBIT 27

Cash               $    6,056
Receivables                  1,524
Total Assets                 7,580
Notes Payable                618,755
Convertible Subordinated Debentures                   2,514,620
Partners' Deficit                 (4,186,916)
Total Liabilities and Partners' Deficit               7,580
Net Sales of Real Estate                    -
Total Revenues                    (3,966)
Total Cost and Expenses                34,915
Net Income (Loss)                 (38,881)
Income Per Partnership Unit                  (0.01)































See notes to financial statements.






                        Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)




1. The financial statement information for the three months ended September 30, 1998 and 1997 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1998


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom
Partnership Ltd. No cash was available for distribution during the three months ended September 30, 1998.

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

         3.49% to the non-partner distributees

          As to the partners:

    1.00% to F. Trace, Inc., the former general partner of
                Unicom
   23.27% to the newly admitted limited partners
   36.12% to Newnel Partnership.
   36.12% to the Company (including 3.60% given to certain
           individuals who made cash advances to Unicom on behalf of the Company)

  100.00%

    The amount of the distribution to be received by the Company is the same under both of the above calculations.









                      Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1998


FINANCIAL CONDITION (Continued)

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

RESULTS OF OPERATIONS

    Net loss for the three months ended September 30, 1998, decreased $.01 per share over the net loss for the three months ended September 30, 1997.








                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
SEPTEMBER 30, 1998 AND JUNE 30, 1998
(UNAUDITED)




         SEPTEMBER         JUNE
          30, 1998       30, 1998
ASSETS:
Property and equipment - net of
 depreciation $    26,757,876     $    26,936,190
Cash          975,805        1,128,620
Cash-restricted         700,730        686,127
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,647,164      1,588,229
Other assets       481,696        599,750
Notes receivable - related party       307,746        -

    Total     $    30,880,683     $    30,948,582

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $27,242,799         $27,097,304
Accounts payable and other
 liabilities       1,684,818      1,788,170
Notes payable - related parties          775,636        849,987
Unamortized interest mortgage
 modification      2,340,784      2,355,572
Option deposits         4,500,000      4,500,000
Note payable        95,920        40,812
Partners' capital (deficit)       (5,759,274)         (5,683,263)
    Total     $    30,880,683     $    30,948,582


















See notes to financial statements.







                        Page 10
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

           1 9 9 8        1 9 9 7
REVENUES:
Lease income  $    1,140,809 $    1,201,867
Interest and other      4,837          3,947

    Total Income   $    1,145,646 $    1,205,814

EXPENSES:
General and administrative   $    173,063   $    380,344
Interest      590,238        625,122
Depreciation and amortization          253,723        236,365
Taxes and insurance          119,041        99,202

    Total Expenses $    1,136,065 $    1,341,033

NET INCOME (LOSS)  $    9,581     $    (135,219)































See notes to financial statements.







              Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)





            1 9 9 8           1 9 9 7

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $    (38,881)  $    (59,363)

Net Income (Loss) Per Partnership
 Unit    $      (0.01) $     (0.02)







































See notes to financial statements.







              Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
PART II - OTHER INFORMATION




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



























                             Page 13




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


Dated: November 21, 1998