Form 10-Q
period 1998-12-31
ALL STATE PROPERTIES LP
filed 1999-03-08
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1998 COMMISSION FILE NUMBER 0-
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


         Class                  Outstanding at December 31, 1998

 Limited Partnership Units               3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 1998










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    December 31, 1998 and June 30, 1998     2

    Condensed Statements of Operations -
    Three Months and Six Months ended
            December 31, 1998 and 1997 3

    Condensed Statements of Cash Flows -
    Six Months ended December 31, 1998
    and 1997  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    December 31, 1998 and 1997                   6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - December 31, 1998              7-8

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - December 31,
    1998, 1997 and June 30, 1998               9-10

    Exhibit - Computation of Income (Loss) per
    partnership Unit - six months ended December
    31, 1998 and 1997   11

PART II  Other Information   12

    Signatures     13





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1998
(UNAUDITED)


                                        DECEMBER             JUNE
                                        31, 1998      30, 1998

Assets

Cash     $     1,921    $    4,037
Other assets       1,292          2,956

Total Assets  $      3,213   $     6,993

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    181,251   $    166,749
   Notes payable        449,537        430,600
   Accounts payable and other
    liabilities         66,384          33,413
   4% convertible subordinated
    debentures due 1989      2,530,891      2,498,349
   Partnership distributions payable        252,496        252,496

    $    3,480,559 $    3,381,607

Deficiency in real estate joint
 venture $    1,006,181 $    992,266

Partners' Deficit  $    (4,261,862)    $    (4,148,035)

Notes receivable - officers/partners   $    (221,665) $  (218,845)

         $    (4,483,527)    $    (4,366,880)

Total Liabilities and Partners'
 Capital (Deficit) $     3,213    $         6,993















See notes to financial statements.






              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)


         THREE MONTHS ENDED       SIX MONTHS ENDED
           DECEMBER 31,        DECEMBER 31,
         1 9 9 8        1 9 9 7   1 9 9 8   1 9 9 7
REVENUES:

    Sale of real estate $    -    $    -    $    -    $    -
    Less cost of sale        -         -              -         -

    Gross Profit   $    -    $    -    $    -    $    -

    Partnership loss    $    (8,015)   $    (11,700)  $    (13,915)$ (35,300)

    Other income        1,964          2,293          3,898          5,260

         $    (6,051)   $    (9,407)$  (10,017)  $    (30,040)

    Total Net Revenues
     (Expenses)    $    (6,051)   $    (9,407)   $    (10,017)  $    (30,040)

COST AND EXPENSES:

    Selling, general and
     administrative     $    40,037    $    16,696    $    46,095    $    31,055
    Interest       28,858         25,680         57,715         50,051

         $    68,895    $    42,376    $    103,810   $    81,106


NET LOSS $    (74,946)  $    (51,783)$ (113,827) $(111,146)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT     (0.03)    (0.02)     (0.04)         (0.04)

CASH DISTRIBUTIONS PER
 UNIT        NONE           NONE            NONE       NONE














See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)

           1 9 9 8        1 9 9 7
CASH FLOW FROM ORATING ACTIVITIES:
    Cash received from other activities     $    1,370     $    47,734
    Cash paid for selling, general and
    adminstrative expenses        (11,460)       (20,114)
    Interest paid       -         (68,620)

    Net Cash Provided (Used) by
       Operating Activities  $     (10,090) $    (41,000)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes receivable -
   related party             $     7,974    $     33,256

    Net Cash Provided (Used) by
       Financing Activities  $    7,974     $    33,256

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS  $    (2,116)   $    (7,744)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR       4,037         13,432

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     1,921    $    5,688

RECONCILIATION OF NET (LOSS)
 TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES:

    Net (loss)     $     (113,827)     $    (111,146)

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in accounts
     receivable and other assets  $    1,664     $    (47)
    Increase in accrued interest
     receivable         (2,820)        (2,797)
    Decrease in equity in partnerships      13,915         35,300
    Increase in accounts payable and
     accrued expenses        32,971         10,988
    Increase in 4% convertible
     debentures interest          32,542         32,542
    Increase (decrease)in notes payable          18,937         (57,344)
    Increase in note payable - CPC          14,502         51,504

     Total Adjustments  $    111,711   $    70,146

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES   $    (2,116)   $    (41,000)





See notes to financial statements.




              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
SIX MONTHS ENDED DECEMBER 31, 1998 AND
THREE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)




          DECEMBER      SEPTEMBER
          31, 1998       30, 1998
EXHIBIT 27

Cash     $    1,921     $    6,056
Receivables        1,292          1,524
Total Assets       3,213          7,580
Notes Payable      630,788        618,755
Convertible Subordinated Debentures         2,530,891      2,514,620
Partners' Deficit       (4,261,862)         (4,109,154)
Total Liabilities and Partners'
 Deficit      3,213          7,580
Net Sales of Real Estate          -         -
Total Revenues          (10,017)       (3,966)
Total Cost and Expenses      103,810        34,915
Net Income (Loss)       (113,827)      (38,881)
Loss Per Partnership Unit          (0.04)         (0.01)

































See notes to financial statements.




                   Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)




1.  The financial statement information for the six months ended
December 31, 1998 and 1997 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 1998


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom Partnership Ltd. No cash was available for distribution during the six months ended December 31, 1998.

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

    1.34% to F. Trace, Inc., the former general partner of Unicom
   49.33% to Newnel Partnership
    3.58% to certain individuals who made cash advances to Unicom on behalf of the Company
   45.75% to the Company

  100.00%

    Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

         3.49% to the non-partner distributees

          As to the partners:

    1.00% to F. Trace, Inc., the former general partner of
                Unicom
   23.27% to the newly admitted limited partners
   36.12% to Newnel Partnership.
   36.12% to the Company (including 2.62% given to certain
           individuals who made cash advances to Unicom on behalf of the Company)

  100.00%

    The amount of the distribution to be received by the Company is the same under both of the above calculations.











                        Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 1998




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

Results of operations for the six months ended December 31, 1998 were equal to the period ended December 31, 1997.









                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
DECEMBER 31, 1998 AND JUNE 30, 1998
(UNAUDITED)




          DECEMBER         JUNE
          31, 1998       30, 1998
ASSETS:
Property and equipment - net of
 depreciation $    26,575,867     $    26,936,190
Cash          1,499,342      1,128,620
Cash-restricted         712,836        686,127
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,243,932      1,588,229
Other assets       474,619        599,750
Notes receivable - related party       315,369        -

    Total     $    30,831,631     $    30,948,582

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $27,189,183         $27,097,304
Accounts payable and other
 liabilities       1,768,926      1,788,170
Notes payable - related parties          833,281        849,987
Unamortized interest mortgage
 modification      2,315,785      2,355,572
Option deposits         4,500,000      4,500,000
Note payable        60,874        40,812
Partners' capital (deficit)       (5,836,418)         (5,683,263)
    Total     $    30,831,631     $    30,948,582



















See notes to financial statements.





                   Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)




         THREE MONTHS ENDED           SIX MONTHS ENDED
            DECEMBER 31,                DECEMBER 31,
         1 9 9 8        1 9 9 7          1 9 9 8        1 9 9 7
REVENUES:
Rental   $    -    $    -    $    -    $    -
Interest and
 other        4,773          4,648          9,610          8,595
Lease income       1,217,469      946,628        2,358,278      2,148,495
   Total $    1,222,242 $    951,276   $    2,367,888 $    2,157,090

EXPENSES:
General and
 administra-
 tive    $    221,763   $    156,688   $    394,826   $    537,032
Interest      501,810        770,030        1,092,048      1,395,152
Depreciation and
 amortization      253,722        176,365        507,445        412,730
Taxes and
 insurance         226,218        141,331        345,259        240,533

         $    1,203,513 $1,244,414     $    2,339,578 $    2,585,447
NET PROFIT
 (LOSS)  $    18,729    $    (293,138)$     28,310    $    (428,357)






















See notes to financial statements.





              Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)





            1 9 9 8           1 9 9 7

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $    (113,827) $    (111,146)

Net Income (Loss) Per Partnership
 Unit    $      (0.04) $     (0.04)








































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


Dated: FEBRUARY 19, 1999