Form 10-Q
period 1999-03-31
ALL STATE PROPERTIES LP
filed 1999-05-28
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NUMBER 0-
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


         Class                  Outstanding at March 31, 1999

 Limited Partnership Units               3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 1999










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    March 31, 1999 and June 30, 1998   2

    Condensed Statements of Operations -
    Three Months and Nine Months ended
            March 31, 1999 and 1998    3

    Condensed Statements of Cash Flows -
    Nine Months ended March 31, 1999
    and 1998  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    March 31, 1999 and 1998                      6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - March 31, 1999                7-8

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - March 31, 1999,
    1998, and June 30, 1998      9-10

    Exhibit - Computation of Income (Loss) per
    partnership Unit - nine months ended March
    31, 1999 and 1998   11

PART II  Other Information   12

    Signatures     13





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 1999 AND JUNE 30, 1998
(UNAUDITED)


                                          MARCH         JUNE
                                        31, 1999      30, 1998

Assets

Cash     $     53,702   $    4,037
Other assets       1,210          2,956

Total Assets  $      54,912  $     6,993

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    192,091   $    166,749
   Notes payable        559,763        430,600
   Accounts payable and other
    liabilities         27,141          33,413
   4% convertible subordinated
    debentures due 1989      2,547,162      2,498,349
   Partnership distributions payable        252,496        252,496

    $    3,578,653 $    3,381,607

Deficiency in real estate joint
 venture $    1,010,466 $    992,266

Partners' Deficit  $    (4,311,163)    $    (4,148,035)

Notes receivable - officers/partners   $    (223,044) $  (218,845)

         $    (3,523,741)    $    (4,366,880)

Total Liabilities and Partners'
 Capital (Deficit) $     54,912   $         6,993















See notes to financial statements.






              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)


         THREE MONTHS ENDED       NINE MONTHS ENDED
             MARCH 31,           MARCH 31,
         1 9 9 9        1 9 9 8   1 9 9 9   1 9 9 8
REVENUES:

    Sale of real estate $    -    $    -    $    -    $    -
    Less cost of sale        -         -              -         -

    Gross Profit   $    -    $    -    $    -    $    -

    Partnership loss    $    (4,285)   $    (10,260)  $    (18,200)$ (45,560)

    Other income        1,764          2,126          5,662          7,386

         $    (2,521)   $    (8,134)$  (12,538)  $    (38,174)

    Total Net Revenues
     (Expenses)    $    (2,521)   $    (8,134)   $    (12,538)  $    (38,174)

COST AND EXPENSES:

    Selling, general and
     administrative     $    17,232    $    29,490    $    63,327    $    60,545
    Interest       29,548         21,662         87,263         71,713

         $    46,780    $    51,152    $    150,590   $    132,258


NET LOSS $    (49,301)  $    (59,286)$ (163,128) $(170,432)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT     (0.02)    (0.02)     (0.05)         (0.05)

CASH DISTRIBUTIONS PER
 UNIT        NONE           NONE            NONE       NONE














See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)

           1 9 9 9        1 9 9 8
CASH FLOW FROM ORATING ACTIVITIES:
    Cash from sale of real estate $    -    $    -
    Cash received from other activities          2,420          48,828
    Cash paid for selling, general and
    administrative expenses       (67,853)       (63,449)
    Interest paid       -         (82,300)

    Net Cash (Used) Provided by
       Operating Activities  $     (65,433) $    (96,921)

CASH FLOW FROM FINANCING ACTIVITIES:
    Mortgage and note payable - net    $    100,000   $    43,684
    Proceeds from notes receivable -
   related party - net                       15,098        42,665

    Net Cash Provided (Used) by
       Financing Activities  $    115,098   $    86,349

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS  $    49,665    $    (10,572)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR       4,037         13,432

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     53,702   $    2,860

RECONCILIATION OF NET (LOSS)
 TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES:

    Net (loss)     $     (163,128)     $    (170,432)

CHANGES IN ASSETS AND LIABILITIES:
    Decrease (Increase) in accounts
     receivable and other assets  $    1,746     $    186
    Increase in accrued interest
     receivable         (4,199)        (4,196)
    Decrease in equity in partnerships      18,200         45,560
    Decrease in accounts payable and
     accrued expenses        (6,272)        (3,090)
    Increase in 4% convertible
     debentures interest          48,813         48,813
    Increase (decrease)in interest on
     notes payable      39,407         (68,729)
    Increase in note payable - CPC          -         54,967

     Total Adjustments  $     97,695   $    73,511

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES   $    (65,433)  $    (96,921)


See notes to financial statements.




              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
QUARTER ENDED MARCH 31, 1999, DECEMBER 31, 1998
AND SEPTEMBER 30, 1998
(UNAUDITED)




            MARCH   DECEMBER            SEPTEMBER
          31, 1999  31, 1998       30, 1998
EXHIBIT 27

Cash     $    53,702    $    1,921     $    6,056
Receivables             1,210          1,292          1,524
Total Assets       54,912         3,213          7,580
Notes Payable      751,854        630,788        618,755
Convertible Subordinated
 Debentures        2,547,162      2,530,891      2,514,620
Partners' Deficit       (4,311,163)         (4,261,862)         (4,109,154)
Total Liabilities and
 Partners' Deficit      54,912         3,213          7,580
Net Sales of Real Estate          -         -         -
Total Revenues          (2,521)        (6,051)        (3,966)
Total Cost and Expenses      46,780         68,895         34,915
Net Income (Loss)       (49,301)       (74,946)       (38,881)
Loss Per Partnership Unit         (0.02)         (0.03)         (0.01)
































See notes to financial statements.



                                  Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31 1999 AND 1998
(UNAUDITED)




1. The financial statement information for the nine months ended March 31, 1999 and 1998 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1999


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom Partnership Ltd. No cash was available for distribution during the nine months ended March 31, 1999.

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











                        Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 1999




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

Results of operations for the nine months ended March 31, 1999 were equal to the period ended March 31, 1998.









                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
MARCH 31, 1999
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
MARCH 31, 1999 AND JUNE 30, 1998
(UNAUDITED)




           MARCH           JUNE
          31, 1999       30, 1998
ASSETS:
Property and equipment - net of
 depreciation $    26,498,355     $    26,936,190
Cash          1,154,650      1,128,620
Cash-restricted         671,147        686,127
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,340,773      1,588,229
Other assets       501,495        599,750
Notes receivable - related party       286,402        -

    Total     $    30,462,488     $    30,948,582

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $27,220,126         $27,097,304
Accounts payable and other
 liabilities       1,664,440      1,788,170
Notes payable - related parties          581,464        849,987
Unamortized interest mortgage
 modification      2,310,652      2,355,572
Option deposits         4,500,000      4,500,000
Note payable        -        40,812
Partners' capital (deficit)       (5,814,194)         (5,683,263)
    Total     $    30,462,488     $    30,948,582



















See notes to financial statements.





                   Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
MARCH 31, 1999
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND  NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(CONTINUED)
(UNAUDITED)




         THREE MONTHS ENDED           NINE MONTHS ENDED
              MARCH 31,                   MARCH 31,
         1 9 9 9        1 9 9 8          1 9 9 9        1 9 9 8
REVENUES:
Rental   $    -    $    -    $    -    $    -
Interest and
 other        4,560          3,722          14,170         12,317
Lease income       1,526,794      1,251,450      3,885,072      3,399,945
   Total $    1,531,354 $    1,255,172 $    3,899,242 $    3,412,262

EXPENSES:
General and
 administra-
 tive    $     47,106   $     15,993   $    441,932   $    553,025
Interest      730,180        765,543        1,822,228      2,160,695
Depreciation
 and amortiza-
 tion         253,723        206,365        761,168        619,095
Taxes and
 insurance         544,268         92,699        889,527        333,232

         $    1,575,277 $1,080,600     $    3,914,855 $    3,666,047
NET PROFIT
 (LOSS)  $    (43,923)  $    174,572   $    (15,613) $     (253,785)


















See notes to financial statements.





              Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)





            1 9 9 9      1 9 9 8

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $      (15,613)     $    (170,432)

Net Income (Loss) Per Partnership
 Unit    $      (0.00) $     (0.05)










































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


Dated: May 27,1999