Form 10-Q
period 1999-12-31
ALL STATE PROPERTIES LP
filed 2000-02-14
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1999 COMMISSION FILE NUMBER 0-
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


         Class                  Outstanding at December 31, 1999

 Limited Partnership Units               3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 1999










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    December 31, 1999 and June 30, 1999     2

    Condensed Statements of Operations -
    Three Months and Six Months ended
            December 31, 1999 and 1998 3

    Condensed Statements of Cash Flows -
    Six Months ended December 31, 1999
    and 1998  4

    Financial Data Schedule  5

    Notes to Condensed Financial Statements -
    December 31, 1999 and 1998                   6

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - December 31, 1999                  7

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - December 31,
            1999, 1998, and June 30, 1999       8-9

    Exhibit - Computation of Income (Loss) per partnership Unit - six months ended
            December 31, 1999 and 1998 10

PART II  Other Information   11

    Signatures     12





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999
(UNAUDITED)


                                        DECEMBER             JUNE
                                        31, 1999      30, 1999

Assets

Cash     $     12,203   $    20,425
Other assets       1,210          1,210

Total Assets  $      13,413  $     21,635

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    210,580   $    194,805
   Notes payable        599,432        573,225
   Accounts payable and other
    liabilities         36,957          30,474
   4% convertible subordinated
    debentures due 1989      2,595,976      2,563,433
   Partnership distributions payable        252,496        252,496

    $    3,695,441 $    3,614,433

Deficiency in real estate joint
 venture $    1,015,561 $    1,015,561

Partners' Deficit  $    (4,470,330)    $    (4,383,983)

Notes receivable - officers/partners   $    (227,259) $  (224,376)

         $    (4,697,589)    $    (4,608,359)

Total Liabilities and Partners'
 Capital (Deficit) $     13,413   $        21,635















See notes to financial statements.






              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)


         THREE MONTHS ENDED       SIX MONTHS ENDED
            DECEMBER 31,        DECEMBER 31
         1 9 9 9        1 9 9 8   1 9 9 9   1 9 9 8
REVENUES:


    Partnership loss    $    -    $    (8,015)   $    -    $    (13,915)

    Other income        1,577          1,964          3,264          3,898

         $    1,577     $    (6,051)$  3,264     $    (10,017)

    Total Net Revenues
     (Expenses)    $    1,577     $    (6,051)$  3,264     $    (10,017)

COST AND EXPENSES:

    Selling, general and
     administrative     $    13,954    $    40,037    $    24,632    $    46,095
    Interest       32,191         28,858         64,985         57,715

         $    46,145    $    68,895    $    89,617    $    103,810


NET LOSS $    (44,568)  $    (74,946)$ (86,353)  $(113,827)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT     (0.01)    (0.03)     (0.03)         (0.04)

CASH DISTRIBUTIONS PER
 UNIT        NONE           NONE            NONE       NONE
















See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)

           1 9 9 9        1 9 9 8
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash received from other activities     $    734  $    1,370
    Cash paid for selling, general and
    administrative expenses       (18,143)       (11,460)
    Interest paid       -         -

    Net Cash Provided (Used) by
       Operating Activities  $     (17,409) $    (10,090)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes receivable -
   related party - net                 $    9,187     $    7,974

    Net Cash Provided (Used) by
       Financing Activities  $    9,187     $    7,974

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS  $    (8,222)   $    (2,116)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR       20,425        4,037

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     12,203   $    1,921

RECONCILIATION OF NET (LOSS)
 TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES:

    Net (loss)     $     (86,353) $    (113,827)

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in accounts
     receivable and other assets  $    -    $    1,664
    Increase in accrued interest
     receivable         (2,883)        (2,820)
    Decrease in equity in partnerships      -         13,915
    Increase in accounts payable and
     accrued expenses        6,489          32,971
    Increase in 4% convertible
     debentures interest          32,543         32,542
    Increase (decrease)in notes
     payable       26,207         18,937
    Increase in note payable - CPC          6,588          14,502

     Total Adjustments  $     68,944   $    111,711

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES   $    (17,409)  $    (2,116)


See notes to financial statements.






              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
SIX MONTHS ENDED DECEMBER 31, 1999 AND
THREE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)




                    DECEMBER       SEPTEMBER
                    31, 1999      30, 1999
EXHIBIT 27

Cash               $    12,203    $    20,379
Receivables                       1,210          1,210
Total Assets                 13,413         21,589
Notes Payable                810,012        794,260
Convertible Subordinated
 Debentures                  2,595,976      2,579,705
Partners' Deficit                 (4,470,330)         (4,425,768)
Total Liabilities and
 Partners' Deficit                13,413         21,589
Total Revenues                    3,264          1,687
Total Cost and Expenses                89,617         43,472
Net Income (Loss)                 (86,353)       (41,785)
Loss Per Partnership Unit                   (0.03)         (0.015)































See notes to financial statements.


Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31 1999 AND 1998
(UNAUDITED)




1.  The financial statement information for the six months ended
December 31, 1999 and 1998 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 1999


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom Partnership Ltd. No cash was available for distribution during the six months ended December 31, 1999.

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











                        Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 1999




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

Results of operations for the six months ended December 31, 1999 were a penny a share less than the six month period ended December 31, 1998 due to a reduction in selling, general and administrative expenses.









                        Page 9
CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
DECEMBER 31, 1999 AND JUNE 30, 1999
(UNAUDITED)




          DECEMBER         JUNE
          31, 1999       30, 1999
ASSETS:
Property and equipment - net of
 depreciation $    25,897,961     $    26,296,778
Cash          1,702,019      1,526,882
Cash-restricted         747,619        734,986
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,118,397      1,457,164
Other assets       511,161        571,678
Notes receivable - related party       314,140        -

    Total     $    30,300,963     $    30,597,154

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $27,049,346         $26,985,002
Accounts payable and other
 liabilities       1,844,448      2,031,219
Notes payable - related parties          261,596        380,627
Unamortized interest mortgage
 modification      2,237,348      2,276,756
Option deposits         4,500,000      4,500,000
Note payable        55,062        27,413
Partners' capital (deficit)       (5,646,837)         (5,603,863)
    Total     $    30,300,963     $    30,597,154


















See notes to financial statements.






                   Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)




         THREE MONTHS ENDED           SIX MONTHS ENDED
            DECEMBER 31,                DECEMBER 31,
         1 9 9 9        1 9 9 8          1 9 9 9        1 9 9 8
REVENUES:
Rental   $    -    $    -    $    -    $    -
Interest and
 other        8,429          4,773          14,352         9,610
Lease income       1,369,304      1,217,469      3,204,232      2,358,278
   Total $    1,377,733 $    1,222,242 $    3,218,584 $    2,367,888

EXPENSES:
General and
 administra-
 tive    $     367,903  $    221,763   $    700,804   $    394,826
Interest      556,641        501,810        1,137,989      1,092,048
Depreciation
 and amortiza-
 tion         261,722        253,722        523,445        507,445
Taxes and
 insurance         230,015         226,218       530,937        345,259

         $    1,416,281 $1,203,513     $    2,893,175 $    2,339,578
NET PROFIT
 (LOSS)  $    (38,548)  $    18,729    $    325,409 $ 28,310


















See notes to financial statements.







              Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)





            1 9 9 9      1 9 9 8

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $      (86,353)     $    (113,827)

Net Income (Loss) Per Partnership
 Unit    $      (0.03) $     (0.04)








































See notes to financial statements.






              Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
PART II - OTHER INFORMATION




ITEM 1 - Legal Proceedings

    A limited partnership in which the Company is the limited partner has been named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful
Death Act. On or about April 17, 1998, one of the decedents was operating a motor vehicle in the parking lot of a condominium developed by the defendant limited partnership when she drove said vehicle into a canal abutting but not part of the condominium property. The other decedent was a passenger in said vehicle.

    The Company does not believe it has any liability.

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

    (b) Exhibit - Form 8-K filed October 8, 1999, incorporated by reference.



























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


Dated: February 12,2000