Form 10-Q
period 2000-03-31
ALL STATE PROPERTIES LP
filed 2000-05-16
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NUMBER 0-
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


         Class                  Outstanding at March 31, 2000

 Limited Partnership Units               3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 2000










         Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM     DESCRIPTION    NUMBER

PART I   Index     1

    Financial Information:
    Condensed Balance Sheets -
    March 31, 2000 and June 30, 1999   2

    Condensed Statements of Operations -
    Three Months and Nine Months ended
            March 31, 2000 and 1999    3

    Condensed Statements of Cash Flows -
    Nine Months ended March 31, 2000
    and 1999                 4-5

    Financial Data Schedule  6

    Notes to Condensed Financial Statements -
    March 31, 2000 and 1999                      7

    Management's Discussion and Analysis of
    the Financial Condition and Results of
    Operations - March 31, 2000                8-9

    Condensed Financial Information for City
    Planned Communities and Unicom Partnership,
    Ltd., 50% and 49-1/2% owned Real Estate
    Partnerships, respectively - March 31,
            2000, 1999, and June 30, 1999       10-11

    Exhibit - Computation of Income (Loss) per
    partnership Unit - Nine Months ended
            March 31, 2000 and 1999    12

PART II  Other Information   13

    Signatures     14





    Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2000 AND JUNE 30, 1999
(UNAUDITED)


                                          MARCH         JUNE
                                        31, 2000      30, 1999

Assets

Cash     $     2,309    $    20,425
Other assets       1,210          1,210

Total Assets  $      3,519   $     21,635

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party  $    222,032   $    194,805
   Notes payable        590,624        573,225
   Accounts payable and other
    liabilities         33,578          30,474
   4% convertible subordinated
    debentures due 1989      2,612,247      2,563,433
   Partnership distributions payable        252,496        252,496

    $    3,710,977 $    3,614,433

Deficiency in real estate joint
 venture $    1,033,912 $    1,015,561

Partners' Deficit  $    (4,512,716)    $    (4,383,983)

Notes receivable - officers/partners   $    (228,654) $  (224,376)

         $    (4,741,370)    $    (4,608,359)

Total Liabilities and Partners'
 Capital (Deficit) $     3,519    $        21,635















See notes to financial statements.






              Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)


         THREE MONTHS ENDED       NINE MONTHS ENDED
              MARCH 31,           MARCH 31,
         2 0 0 0     1 9 9 9 2 0 0 0   1 9 9 9
REVENUES:


    Partnership loss    $    -    $    (4,285)   $    -    $    (18,200)

    Other income        1,423          1,764          4,687          5,662

         $    1,423     $    (2,521)$  4,687     $    (12,538)

    Total Net Revenues
     (Expenses)    $    1,423     $    (2,521)$  4,687     $    (12,538)

COST AND EXPENSES:

    Selling, general and
     administrative     $    14,905    $    17,232    $    39,537    $    63,327
    Interest       28,898         29,548         93,883         87,263

         $    43,803    $    46,780    $    133,420   $    150,590


NET LOSS $    (42,380)  $    (49,301)$ (128,733) $    (163,128)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT     (0.01)    (0.02)     (0.04)         (0.05)

CASH DISTRIBUTIONS PER
 UNIT        NONE           NONE            NONE       NONE
















See notes to financial statements.





              Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)






           2 0 0 0        1 9 9 9
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash received from other activities     $    1,080     $    2,420
    Cash paid for selling, general and
    administrative expenses       (36,433)       (67,853)
    Interest paid       (42,710)       -

    Net Cash Provided (Used) by
       Operating Activities  $     (78,063) $    (65,433)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes receivable -
   related party - net                 $    17,236    $    15,098
    Mortgage and note payable - net         24,360         100,000

    Net Cash Provided (Used) by
       Financing Activities  $    41,596    $    115,098

CASH FLOW FROM INVESTING ACTIVITIES:
    Distribution from partnership $    18,351    $    -

      Net Cash Provided by Investing
       Activities  $    18,351    $    -

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS  $    (18,116)  $    49,665

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR       20,425        4,037

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD    $     2,309    $    53,702















See notes to financial statements.






              Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
(CONTINUED)




          2 0 0 0         1 9 9 9





RECONCILIATION OF NET (LOSS)
 TO NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES:

    Net (loss)     $     (128,733)     $    (163,128)

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in accounts
     receivable and other assets  $    -    $    1,746
    Increase in accrued interest
     receivable         (3,607)        (4,199)
    Decrease in equity in partnerships      -         18,200
    Increase (decrease) in accounts pay-
   able and accrued expenses      3,104          (6,272)
    Increase in 4% convertible
     debentures interest          48,814         48,813
    Increase (decrease)in notes
     payable       (6,961)        39,407
    Increase in note payable - CPC          9,320          -

     Total Adjustments  $     50,670   $    97,695

NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES   $    (78,063)  $    (65,433)


















See notes to financial statements.






              Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
QUARTER ENDED MARCH 31, 2000, DECEMBER 31, 1999 AND
SEPTEMBER 30, 1999
(UNAUDITED)




          MARCH          DECEMBER       SEPTEMBER
         31, 2000        31, 1999      30, 1999
EXHIBIT 27

Cash     $    2,309     $    12,203    $    20,379
Receivables        1,210          1,210          1,210
Total Assets            3,519          13,413         21,589
Notes Payable      812,656        810,012        794,260
Convertible Subordinated
 Debentures        2,612,247      2,595,976      2,579,705
Partners' Deficit       (4,512,716)         (4,470,330)         (4,425,768)
Total Liabilities and
 Partners' Deficit      3,519          13,413         21,589
Total Revenues          1,423           1,577         1,687
Total Cost and Expenses      43,803         46,145         43,472
Net Income (Loss)       (42,380)       (44,568)       (41,785)
Loss Per Partnership
 Unit          (.013)              (.014)              (.013)






























See notes to financial statements.





                   Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31 2000 AND 1999
(UNAUDITED)




1. The financial statement information for the nine months ended March 31, 2000 and 1999 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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






                        Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2000


FINANCIAL CONDITION

    Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom Partnership Ltd. No cash was available for distribution during the nine months ended March 31, 2000.

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











                        Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2000




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

Results of operations for the nine months ended March 31, 2000 were a penny a share less than the nine month period ended March 31, 1999 due to a reduction in selling, general and administrative expenses.










                        Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
MARCH 31, 2000 AND JUNE 30, 1999
(UNAUDITED)




           MARCH          JUNE
          31, 2000       30, 1999
ASSETS:
Property and equipment - net of
 depreciation $    25,694,852     $    26,296,778
Cash          1,171,955      1,526,882
Cash-restricted         758,988        734,986
Real estate held for sale (cost)       9,666          9,666
Deferred and prepaid expenses          1,183,057      1,457,164
Other assets       548,792        571,678
Notes receivable - related party       309,235        -

    Total     $29,676,545         $    30,597,154

LIABILITIES AND PARTNERS' CAPITAL
 (DEFICIT):
Mortgage payable, including
 accrued interest  $26,990,112         $26,985,002
Accounts payable and other
 liabilities       1,500,444      2,031,219
Notes payable - related parties          -         380,627
Unamortized interest mortgage
 modification      2,217,644      2,276,756
Option deposits         4,500,000      4,500,000
Note payable        51,980        27,413
Partners' capital (deficit)       (5,583,635)         (5,603,863)
    Total     $    29,676,545     $    30,597,154

















See notes to financial statements.






                   Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)




         THREE MONTHS ENDED           NINE MONTHS ENDED
            MARCH 31,              MARCH 31,
         2 0 0 0        1 9 9 9          2 0 0 0        1 9 9 9
REVENUES:
Rental   $    -    $    -    $    -    $    -
Interest and
 other        1,052          4,560          15,404         14,170
Lease income       1,431,002      1,526,794      4,635,234      3,885,072
   Total $    1,432,054 $    1,531,354 $    4,650,638 $    3,899,242

EXPENSES:
General and
 administra-
 tive    $     358,309  $    47,106    $    1,059,113 $    441,932
Interest      571,251        730,180        1,709,240      1,822,228
Depreciation
 and amortiza-
 tion         266,723        253,723        790,168        761,168
Taxes and
 insurance         35,291          544,268       566,228        889,527

         $    1,231,574 $1,575,277     $    4,124,749 $    3,914,855
NET PROFIT
 (LOSS)  $    200,480   $    (43,923)  $    525,889   $    (15,613)



















See notes to financial statements.





              Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)





            2 0 0 0      1 9 9 9

Partnership units outstanding          3,118,303      3,118,303

Net Income (Loss)  $      (128,733)    $    (163,128)

Net Income (Loss) Per Partnership
 Unit    $      (0.04) $     (0.05)







































See notes to financial statements.






              Page 13
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
PART II - OTHER INFORMATION




ITEM 1 - Legal Proceedings

    A limited partnership in which the Company is the limited partner has been named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful Death Act. On or about April 17, 1998, one of the decedents was operating a motor vehicle in the parking lot of a condominium developed by the defendant limited partnership when she drove said vehicle into a canal abutting but not part of the condominium property. The other decedent was a passenger in said vehicle. By Order dated February 23, 2000, the limited partnership's Motion to Dismiss the Second Amended Complaint as to it was granted with prejudice. On February 29, 2000, the Plaintiff filed a Notice of Appeal to the Fourth District Court of Appeals with respect to said Order.


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














                             Page 14




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


Dated: May 15,2000