Form 10-K
period 1999-06-30
ALL STATE PROPERTIES LP
filed 2000-11-16
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 1999                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
  (Address of principal executive offices)       (Zip Code)

Registrant's Telephone number, including area code (954)
572-2113

Securities registered pursuant to Section 12(b) of the Act:

Title of Class     Name of Each Exchange on Which Registered
    None                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Limited partnership units

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

		The monthly rentals range from $2,700 per month for the one-bedroom units to $3,200 per month for the two-bedroom units, and include food service, maid service and electricity. The facility is 98-percent leased and occupied.

		The property is self-managed. A management fee of 4% of total income is paid to the partners assuming the managerial responsibility. The management arrangement was approved by HUD. (See Item 11.)

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

	Three homeowners living near the proposed assisted living facility site commenced an action against Unicom and the City of Lauderhill, seeking to prevent construction of the assisted living facility at that location. The court granted summary judgment in favor of Unicom and the City, dismissing the action. The homeowners appealed, and the Appellate Court affirmed the decision of the Lower Court per curiam.

		(i) (b)   Condominium Units


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

	In June 1999, control of the condominium association was turned over to the unit owners by Wimbledon Development Ltd., the developer. All required funds for reserves and deferred maintenance were delivered to the new condominium board. Wimbledon Development Ltd., its general partner and the Registrant, its limited partner, were issued releases with respect to all matters pertaining to the condominium.

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

		(iv) Registrant holds no patents, trademarks, etc.

		(v)  	No part of Registrant's business is
subject to significant seasonal variation.

		(vi)	Registrant's only present source of
working capital is the cash distributions made to it by Unicom. Cash distributions from Unicom which may be received in the future will be available for working capital and distribution to investors and limited partners. (See Note 2.)

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

		At June 30, 1999 Unicom held 78 acres on which it completed the construction of a 324 unit adult rental apartment project. See item 1(b)(1)(i)(a).


		The Company has outstanding 4% subordinated convertible debentures that became due September 30, 1989 (the Debentures) in the aggregate principal amount of $1,627,112. Accrued interest thereon aggregated $936,321 at June 30, 1999. The payment of the interest and principal on the Debentures is subordinate to payment of certain senior debt which remains outstanding. Consequently, the Registrant has been prohibited from paying the Debentures since maturity. Nonetheless, the Registrant believes that its assets are sufficient eventually to satisfy the senior indebtedness and pay the principal of and accumulated interest on the Debentures.

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

		The Company does not believe it has any
liability, and counsel selected by its insurance carrier is representing the limited partnership.

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

	There were no trades made through the
Registrant's matching service for the years ended June 30, 1993 through June 30, 1999. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of September 30, 1999, there were 1,218
holders of record of 2,834,856 limited partnership interests, excluding individual participants in security nominee or street names.

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

		As of September 30, 1999, 1,560 of the 2,778 record holders of limited partnership interests holding
283,209 units had not submitted their stock certificates for exchange.

	(c)(d)	The Company never paid cash dividends on its
common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989.



















II-1



ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30
UNAUDITED

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 1 9 9 9		 1 9 9 8		 1 9 9 7		 1 9 9 6		 1 9 9 5
REVENUE:
 Equity in net earnings
  (loss) of real estate
  partnerships	$	(23,295)	$	(34,380)	$	 (82,532)	$	(76,228)	$	(127,122)
 Other income		 7,364		49,763		328,171		99,341		36,396

    Total 	$	 (15,931) $	15,383	$	  245,639 	$	23,113	$	 (90,726)
Income (loss) before
 Extraordinary Items	$	(235,948) $	(151,977)$	(141,963)	$	(330,087)	$	(294,903)

Net Income (Loss)	$	(235,948)	$	(151,977)$	(141,963)	$	(330,087)	$	  (294,903)
Per Share/Unit -
 fully diluted:
  Net income (loss) be-
   fore Extraordinary
   Items	$     (.08)	$    (.05) $     (.05)	$    (.10)	$     (.09)

Net Income (Loss)	$     (.08)	$    (.05) $     (.05) $     (.10)	$     (.09)

SELECTED BALANCE SHEET DATA
 Total Assets	$	 21,635	$	 6,993	 $	   28,806	$	222,911	$	375,421

Notes, mortgages and con-
 struction loans	$	573,225	$	430,600	$	427,117	$	452,595	$	450,041
4% convertible debentures,
 due 1989 including
 accrued interest		2,563,433	 	2,498,349		2,433,265		2,368,181		2,303,097

    Total	$	3,136,658			$2,928,949	$	2,860,382	$	2,820,776	$	2,753,138

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$	NONE	$	NONE	$       	NONE

See notes to financial statements.
II-2






CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND UNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30
UNAUDITED


SELECTED INCOME STATEMENT DATA
 	 1 9 9 9	       1 9 9 8		  1 9 9 7		  1 9 9 6	     1 9 9 5

Sales and rental
 of real estate	$	         -	$	-	$	10,449,562	$	10,186,182	$	9,874,474
Lease Income		5,352,291		4,755,196		-		-		-
Interest and other
 income		    18,818	  	114,134		90,035		74,341		75,179

Total Revenues	$	 5,371,109	$	4,869,330	$	10,539,597	$	10,260,523	$	9,049,653

Net Income(Loss)
 Before Extra-
 ordinary Item	$	307,173	$	140,884	$	 450,995 	$	224,775	$	  (589,551)

Net Income(Loss)	$	307,173	$	140,884	$	 450,995 	$	224,775	$	  (589,551)

SELECTED BALANCE
 SHEET DATA

Total Assets	$	30,597,154	$	30,948,582	$	31,006,067	$	31,866,913	$	31,567,368

Partners' Cash
 Distributions	$	1,572,000	$	NONE	$	NONE	$	NONE	$	NONE


NOTE: Information shown is from the combined financial statements of City Planned
Communities and Unicom Partnership Ltd.



See notes to combined financial statement.
II-3




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	- ALL STATE PROPERTIES L.P.

		YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED
  		JUNE 30, 1998

FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom.

	In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76%,(including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 would be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 was disbursed, remaining cash would be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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

RESULTS OF OPERATIONS

	Revenues  Revenues decreased by 20% for the year ended
June 30, 1999 as compared to 1998 as a result of the sale of land and condominium units in 1998.

	Costs and Expenses   The total costs and expenses for
the year ended June 30, 1999 increased by 33% due to the turnover of the Wimbledon Condo to the unit owners (Item
1(b)(i)(I)(b)

Net Loss	   Net loss was increased by 60%.


	See Note 12 to the financial statements relative to a recent lease and option agreement entered into by Unicom
Partnership Ltd.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ALL STATE PROPERTIES L.P.

		YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED
		JUNE 30, 1997

FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from its 50% joint venture, CPC. No cash was available for distribution during the year ended June 30, 1998.

	In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 would be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 was disbursed, remaining cash would be distributed 26.76% to the aforementioned individuals and the remainder as follows:


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

	As to the partners:

 1.00% to F Trace, Inc., the former general partner of Unicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to certain individuals who made cash advances to Unicom on behalf of the Company

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

RESULTS OF OPERATIONS

	REVENUES	Revenues decreased by 94% for the year ended
June 30, 1998 as compared to 1997 as a result of the sale of land and condominium units in 1997.

	COSTS AND EXPENSES The total costs and expenses for the year ended June 30, 19986 decreased by 57%.

Net Loss	Net loss was decreased by 8%.

SUBSEQUENT EVENTS

	See Note 12 to the financial statements relative to a recent lease and option agreement entered into by Unicom
Partnership Ltd.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		- CITY PLANNED COMMUNITIES AND UNICOM
		PARTNERSHIP LTD.

		YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED
		JUNE 30, 1998


	The net income for the year ended June 30, 1999 as compared to 1998 was the same.

	In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 would be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 was disbursed, remaining cash would be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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

	In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 would be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 was disbursed, remaining cash would be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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



`ALL-STATE PROPERTIES L.P.
P O BOX 5524
Fort Lauderdale, FL 33310-5524

Telephone (954) 572-2113     Fax (954) 749-5664




The accompanying balance sheets of All-State Properties L.P. (a limited partnership) (Note 1A) as of June 30, 1999 and the related statements of operations, changes in partners' capital (deficit) and cash flow for the year then ended and the schedule and exhibit listed in the index have been compiled in accordance with standards established by the American Institute of Certified Public Accountants.

The accompanying financial statements have not been audited by independent public accountants and no accountant has expressed an opinion thereon. They have been prepared by the Registrant assuming that All-State Properties L.P. (a limited partnership) (Note 1A) will continue as a going concern. As explained in Note 11 to the financial statements, at June 30, 1999, conditions exist which indicate that the partnership is unable to generate sufficient cash flow to meet its obligations. The financial statements do not include any adjustments or reclassifications that might result from the outcome of these uncertainties.

No auditing procedures have been performed since September, 1989. The Registrant's cash flow is insufficient for the Registrant to compensate accountants for past or present services.

The Registrant intends to obtain audited financial statements for the 1990-1999 periods as soon as it is in a financial position to compensate an accountant for such services.

                                   Very truly yours,

                                   ALL-STATE PROPERTIES L.P.


                               By:
                                      STANLEY R. ROSENTHAL
                                        General Partner

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)(NOTE 1A)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED



I N D E X


	PAGE


Partnership's Letter	II-12

FINANCIAL STATEMENTS:

   Balance Sheets               				II-14

   Statements of Operations      		          II-15

   Statements of Changes in Partners' Capital
    (Deficit)  					II-16

   Statements of Cash Flows				        	II-17/18

   Notes to Financial Statements         		II-19/29

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit					IV-6

   Schedule X - Supplemental Income Statement
                 Information Charged to Cost
                 and Expenses	     		       	IV-5

   Selected Financial Data					II-2

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 1999 AND 1998
(UNAUDITED)
A S S E T S
	          JUNE 30
 	     1 9 9 9    1 9 9 8
Cash	$	  20,425	$	4,037

Other Assets	$	1,210	$	2,956

Total Assets	$	 21,635	$	6,993

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Notes payable (Notes 4 and 8)	$	573,225	$	430,600
  4% convertible subordinated
   debentures (Notes 5, 8 and 11)		2,563,433		2,498,349
  Partnership distributions payable
   (Note 9)		252,496		252,496
  Notes payable - related party
   (Note 2)		194,805		166,749
  Accounts payable and other
   liabilities (Note 7)    		 30,474		33,413

	$	3,614,433	$	3,381,607
DEFICIENCY IN PARTNERSHIPS:
  Undistributed earnings (loss) of
   partnerships (Notes 1C, 1D,
   2,4 and 11)	$	1,015,561	$	992,266

COMMITMENTS AND CONTINGENCIES
 (Notes 2,11,12,and 13)	$	    -	$	-

PARTNERS' CAPITAL (DEFICIT):
  Partners' capital (deficit)
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 4, 6 and 9)	$	(4,383,983)	$	(4,148,035
 Notes receivable-officers/partners
   including accrued interest of
   $78,988 in 1998 and $73,416 in
   1997 (Note 3)  	   (224,376)		(218,845)

	$	(4,608,359)$	(4,366,880)
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)	$	  21,635	$	6,993










See notes to financial statements.
II-14





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED


	  1 9 9 9		  1 9 9 8		  1 9 9 7
REVENUES (Note 10):

  Loss from real
   estate partnership
   (Note 2)	$	(23,295)	$	 (34,380)	$	 (82,532)
  Interest and dividend
   income (Note 3)		 7,364		9,448		11,971
  Other		 -		26,815		5,300
  Sale of land and
   condominium units		 -		13,500		310,900

	$	 (15,931)	$	15,383	$	245,639

COST AND EXPENSES:


  Selling, general and
   administrative
   expenses(Note 1E)	$	 99,937	$	 31,441	$	86,370
  Interest (Notes 1E,
   4 and 5)		120,080		119,529		100,838
  Cost of land and
   condominiums sold		 -		16,390		200,394

      Total	$	220,017	$	167,360	$	387,602

NET LOSS	$	(235,948)	$	(151,977)	$	(141,963)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)	$   (0.08)	$    (0.05)	$    (0.05)


CASH DISTRIBUTIONS PER
 UNIT	$	NONE	$	NONE	$	NONE















See notes to financial statements.
II-15




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

							  NOTES		   TOTAL
							RECEIVABLE		 PARTNERS
	   NUMBER		 GENERAL		  LIMITED		 OFFICERS/		 CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)
BALANCE - June 30, 1996		3,118,065	$	2	$	(3,854,095)	$	(207,679)	$(4,061,774)

Net loss		-		-		(141,963)		-		(141,963)
Net increase in notes receivable-
 partners		-		-		-		(5,594)		(5,594)


BALANCE - June 30, 1997		3,118,065	$	2	$	(3,996,058)	$	(213,273)	$	(4,209,331)

Net loss		-		-		(151,977)		-		(151,977)
Net increase in notes receivable-
 partners		-		-		-		(5,572)		(5,572)

BALANCE - June 30, 1998		3,118,065	$	2	$	(4,148,035)	$	(218,845)	$	(4,366,880)

Net loss		-		-		(235,948)		-		(235,948)
Net increase in notes receivable-
 partners		-		-		-		(5,531)		-

BALANCE - June 30, 1999		3,118,065	$	2	$	(4,383,983)	$	(224,376)	$	(4,602,828)









See notes to financial statements.
II-16





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

                                    YEARS ENDED JUNE 30,
	  1 9 9 9		  1 9 9 8		  1 9 9 7
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1G)

Cash Flows from Operating
 Activities:

	Cash received principally
	 from rental activities
	 and sale of condominiums	$	-	$	9,051	$	310,900
	Interest and dividends
	 and other income received	1,833		48,828			6,086
	Cash paid for selling,
	 general and administrative
	 expenses		(101,130)		(61,349)			(256,409)
	Interest paid		(12,457)		(94,051)		(7,937)

	   Net Cash (Used)
      Provided by Operating
	    Activities	$	(111,754)	$	(97,521)	$	52,640

Cash Flows from Financing
 Activities:

	(Payment) Proceeds from
	 notes payable - net	$	113,044	$	45,461	$	(40,925)
	Proceeds (payments) on
	 note-related party - net		15,098		42,665		-

	   Net Cash Provided
	    (Used) by Financing
	    Activities	$	128,142	$	88,126	$	(40,925)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	16,388	$	(9,395)	$	11,715

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		4,037		13,432		1,717

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	20,425	$	4,037	$	13,432










See notes to financial statements.
II-17





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

                                    YEARS ENDED JUNE 30,
	  1 9 9 9		  1 9 9 8		  1 9 9 7
Reconciliation of net (loss)
 to net cash (used) provided
 by operating activities:

   Net (Loss)	$	(235,948)	$	(151,977)	$	(141,963)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
  Cost of real estate sold 	$	 -	$	12,000	$	205,036
  Loss from real estate
   partnership		23,295		 34,380		 82,532

Changes in assets and liabilities:
  Increase (Decrease) in
   accrued interest -
   notes payable		(29,581)		(41,978)		15,447
  Increase in accrued interest
  - related party notes (net)	12,958		57,324		5,995
  (Increase) in notes receiv-
   able - partners		(5,531)		(5,572)		(5,594)
  Decrease in trade and other
   receivables		-		-		1,720
  Decrease (increase) in other
   assets		  1,746		418		(936)
  Increase in 4% convertible
   subordinated debenture in-
   cluding accrued interest		65,084		65,084		65,084
  (Decrease) Increase in
   accounts payable and other
   liabilities		  (2,939)		(67,200)		(174,681)

   Total Adjustments	$	 124,194	$	54,456	$	194,603

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(111,754)	$  (97,521)$	 52,640












See notes to financial statements.
II-18







ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.  Basis of Presentation

		On November 3, 1986, Wimbledon Development Ltd. (a limited partnership) was formed to construct and sell condominium units on land acquired from All-
State Properties L.P. (hereafter the Company). As of June 30, 1999, all the land and condominiums owned by Wimbledon have been sold. The Company has a 99% limited partnership interest in Wimbledon
Development Ltd. and the remaining ownership is being held by a corporation controlled by the president of the Company. The Corporation is the general partner of the partnership and is responsible for the management of Wimbledon
Development Ltd. The Company includes in its accounts the assets, liabilities, revenues and expenses of Wimbledon Development Ltd. All significant intercompany accounts and trans-actions have been eliminated.

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

	The Company was primarily engaged, in South
Florida, in the development and sale of land through a 50% owned real estate partnership, City
Planned Communities which is substantially inactive as of June 30, 1999, except for various intercompany loans and advances (Note 10). It also was involved in the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon
Development Ltd. As of June 30, 1999, all the land and condominiums owned by Wimbledon have been sold

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
UNAUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

	D.	Operations and Income Recognition (Continued)

	(Note 1A). In addition, the Company has a 36.12% limited partnership interest in Unicom Partnership
Ltd. (Note 2), which has constructed and operates an adult apartment rental community.

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

	In accordance with FASB No. 34, Capitalization of
Interest Cost, interest costs on qualifying assets under construction are capitalized until the assets are ready for their intended use. Thereafter, such expenses are a period cost. During the years ended
June 30, 1999, 1998 and 1997, total interest incurred of $120,080, $119,529 and $100,838, respectively were charged to current operations.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
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

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

	The Company owns a 50% interest in City Planned
Communities (a general partnership) (CPC). In
September 1986, the Company acquired a 49.5%
(subsequently adjusted to 36.12%) Note 2 limited partnership interest in a limited partnership, Unicom
Partnership Ltd (Note 12). The beneficial owners of
Unicom Partnership Ltd. were substantially the same as the beneficial owners of City Planned Communities.
Unicom Partnership Ltd. acquired land from City
Planned Communities and has constructed an adult apartment rental community.

	CPC advanced approximately $12,700,000 to Unicom. The funds have been used by Unicom to fund project cost and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Unicom's capital.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
UNAUDITED




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

During the current year the Company's share of Unicom's income was $127,779.

	As of June 30, 1999 and 1998, the details of the related party obligations between City Planned
Communities and the Company are as follows:

                                       JUNE 30,
                 			   1 9 9 9		  1 9 9 8
	Note receivable from City
	Planned Communities -
	Unsecured demand loan,
	interest at 8.5% per
	annum including accrued
	interest 			$	 17,906	$	33,592

	Note payable to City
    Planned Communities -
    unsecured demand loan,
    interest at 8.5% per
    annum, including
    accrued interest			(212,711)		(200,341)


	   NET			$	(194,805)	$	(166,749)

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)


	The Company's equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows,

		  CITY		  UNICOM
		 PLANNED		PARTNERSHIP
		COMMUNITIES	   LTD.
		 (NOTE 10)	 (NOTE 12)	  COMBINED

	1999	$	(1,015,561)	$       -0-	$	(1,015,561)

	1999	    (100.0%)      	  -0-	    (100.0%)

	1998	$	  (992,266) 	$       -0-	$	  (992,266)

	1998               (100.0%)         -0-	    (100.0%)

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

			100.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

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

NOTE 3 - NOTES RECEIVABLE - PARTNERS

		The former treasurer and the general partner of the Company, who were officers of the predecessor corporation, originated on April 19, 1984 the notes receivable when they exercised their options to acquire 130,000 shares of common stock, which were subsequently exchanged for limited partnership units.
The Company received cash and notes receivable from the transaction. The balances of notes receivable consists of the following as of June 30, 1999.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

NOTE 3 - NOTES RECEIVABLE - PARTNERS (Continued)

	          PRINCIPAL
	          INCLUDING
                  ACCRUED
	          INTEREST       MATURITY DATE		  INTEREST

                 $  224,376       July, 2000 	     4% per
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
The notes are non-recourse.

		  1 9 9 9		  1 9 9 8
NOTE 4 - NOTES PAYABLE

	Notes payable at June 30
        	consist of the following:

	Notes payable - individual (in-
       	cluding   accrued   interest of
$7,124  and   $3,127    respec-
tively) due  December 31, 2000.
Interest  at   10%   per annum.
The  Company assigned a 1% par-
ticipation in profits  and cash
flow  from   Unicom   or   City
Planned Communities in order to
	obtain this loan.  (Notes 2 and
	10).	$	44,298	$	 40,301

	Note payable - individuals  (in-
	cluding  accrued   interest   of
	$81,999  and   $56,475   respec-
	tively) due on demand,  interest
	from 8.5% to 15%  per annum, un-
	secured.  The  Company  assigned
	7.5% of its potential  distribu-
	tions from City Planned Communi-
	ties to the individuals in order
	to obtain  this  loan and  other
	funds advanced on the  Company's
	behalf. (See Note 2).		     528,927  	390,299

ALL STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

NOTE 4 - NOTES PAYABLE (Continued)
				 1 9 9 8		  1 9 9 7

				$	573,225	$	430,600

	The approximate amortization of principal and accrued interest until maturity will be as follows as of June
30, 1999:

	                June 30, 2000     $ 528,927
	                June 30, 2001        44,298

		     $ 573,225

NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES

	The 4% convertible subordinated debentures at June 30, consist of the following:


		    1 9 9 9	  1 9 9 8     1 9 9 7


	Convertible at $3
	per unit	$	1,625,301	$	1,625,301	$	1,625,301
	Convertible at $1
	per unit		1,811		1,811		1,811
	Accrued interest
	 (Note 8)		936,321		871,237		806,153

		$	2,563,433	$	2,498,349	$	2,433,265


NOTE 6 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership's approximate income (losses) for tax reporting purposes for the years ended June 30, 1999, 1998 and 1997 aggregated ($236,000), ($160,000) and ($680,000), respectively, which approximates income (losses) of ($0.08), ($0.05) and income of ($0.22) per unit, based on 3,118,065 outstanding partnership units.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED


NOTE  7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		  1 9 9 9	   1 9 9 8	    1 9 9 7

		Taxes, primarily
		 real estate   $		-	$	-	 $	605			Professional
		 fees		8,705		9,585		77,012
		Other		21,769		23,828		22,996


  		$	30,474	$	33,413	$  100,613

NOTE 8 - ACCRUED INTEREST

         Accrued interest con-
         sists of the following:

		  1 9 9 9		   1 9 9 8
	   Interest payable included in
	   notes payable (Note 4)	$	 89,123	$	59,542
	  Interest included in 4% con-
	  vertible subordinated deben-
	  tures (Notes 5 and 10)		  936,321	 	871,237

		$ 1,025,444	$	930,779

NOTE 9 -	PARTNERS' CAPITAL (DEFICIT)

	As of June 30, 1999, there are 1,560 shareholders holding 283,209 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June 30, 1999, has declared accumulated distributions of $.85 per each unit of partnership interest outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

 		The Company did not make cash distributions to its unit owners during years ended June 30, 1999, 1998 and 1997.


NOTE 10 - RESTRUCTURED FINANCING

		In October of 1993, the Company owed a bank interest and principal totaling $270,974 on two outstanding
obligations (See Note 4).   A  limited  partner of the

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

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

NOTE 11 - BUSINESS UNCERTAINTIES

	The Company has $2,563,433 of convertible subordinated debentures including accrued interest which matured on September 30, 1989 (Note 5).

	The Company's primary source of cash flow has been from its 50% owned real estate partnership, City
Planned Communities (Note 2). The current availability of cash flow from City Planned Communities is not deemed sufficient in order for the Company to meet its currently maturing obligations and its working capital requirement.

	The Company also has a 36.12% limited partnership interest in Unicom, A Limited Partnership (Notes 1D, 2 and 12). However, the investment in Unicom has not generated cash flow sufficient to pay its subordinated debentures.

NOTE 12 - UNICOM PARTNERSHIP LTD - LEASE AGREEMENT

	Effective July 1, 1997, Unicom entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser can purchase the property or cancel the option and forfeit their deposit. The agreement calls for the tenant to pay Unicom a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant will retain $821,712, $1,175,000, and
$1,275,000, respectively, during the three year period, and Unicom will be paid all other remaining revenue from the facility providing the profit during any year exceeds a certain threshold.

ALL-STATE PROPRTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 199
UNAUDITED



NOTE 13 - LEGAL PROCEEDINGS

	A limited partnership in which the Company is the limited partner has been named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful Death Act. On or about April 17, 1998, one of the decedents was operating a motor vehicle in the parking lot of a condominium, developed by the defendant limited partnership when she drove said vehicle into a canal abutting but not part of the condominium property. The other decedent was a passenger in said vehicle.

	The Company does not believe it has any liability, and counsel selected by its insurance carrier is representing the limited partnership.

CITY PLANNED COMMUNITIES
5500 NORTHWEST 69TH AVENUE * LAUDERHILL, FLORIDA * 33319
(954) 572-2112 BROWARD * TELECOPIER (954) 749-5664






The accompanying combined balance sheets of City Planned Communities (a partnership) (CPC) and Unicom Partnership Ltd. (a limited partnership) (Unicom) as of June 30, 1999 and 1998 and the related combined statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended, and the supplemental information listed in the index, have been compiled by these partnerships in accordance with standards established by the American Institute of Certified Public Accountants.

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

As explained in the accompanying statements in respect of the financial statements of All-State Properties L.P., the undersigned entities intend to obtain audited financial statements for the 1990-1999 periods as soon as they are in a financial position to compensate an accountant for such services.

                                      Very truly yours,

	     CITY PLANNED COMMUNITIES
                                    UNICOM PARTNERSHIP LTD.



                                    By:
                                        STANLEY R. ROSENTHAL
                                        Managing Partner

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED COMPILED FINANCIAL STATEMENTS
JUNE 30, 1999
UNAUDITED



C O N T E N T S


	PAGE

Partnership's Letter      	        II-30

Combined Financial Statements:

   Balance Sheets               					  II-32

   Statements of Operations      	     					II-33

   Statements of Partners' Capital (Deficit)				II-34

   Statements of Cash Flows                          II-35/37

   Notes to Financial Statements                     II-38/43

Supplemental Information:

   Explanation of eliminations to combining
    financial statements                 		   II-44

   Combining Balance Sheets					   II-45/48

   Combining Statements of Operations                II-49/51

   Combining Statements of Partners' Capital
   (Deficit)		                       	II-52

   Combining Statements of Cash Flows                II-53/61

   Selected Financial Data 					   II-3

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED BALANCE SHEETS
JUNE 30, 1999 AND 1998
UNAUDITED

A S S E T S
	  1 9 9 9		  1 9 9 8
Property and equipment, at cost
 (Notes 1B, 5 and 6C):
  Building, including land of
   $1,078,114	$	33,471,775	$	33,397,340
  Furniture and equipment		1,547,231		1,309,753
  China, glassware, silverware and
   utensils		41,713		41,713
		$	35,060,719	$	34,748,806
	Less accumulated depreciation
   and amortization		(8,763,941)		(7,812,616)
		$	26,296,778	$ 26,936,190
Cash	 	1,526,882		1,128,620
Cash - restricted for tenants'
 security deposits		734,986		686,127
Real estate for sale - at cost
 (Note 5) - land		9,666		 9,666
Deferred management fees -
 related party (Notes 1A and 4)		631,543		631,543
Funds held in escrow		583,292		619,913
Prepaid expenses		242,329		336,773
Other assets		571,678		     599,750

TOTAL ASSETS	$	30,597,154	$	30,948,582

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Mortgage loan payable, including
   $179,329 and $0 of accrued
   interest, respectively (Note 5)	$	26,985,002	$	27,097,304
  Notes payable - others		 27,413		 40,812
  Notes payable - related parties,
   including $24,221 and
   $38,960 of accrued interest,
   respectively (Note 2)		  380,627		849,987
  Accounts payable and accrued
   expenses (Note 3)	 	1,314,573		1,157,380
	Tenant security deposits		716,646		630,790
  Deferred interest (Note 5) 		2,276,756		2,355,572
  Option deposit (Note 6C)		4,500,000		4,500,000

	$36,201,017		$	36,631,845
COMMITMENTS AND CONTINGENCIES
 (Notes 4, 6, and 7)		-		-
PARTNERS' CAPITAL (DEFICIT)
 (Notes 4 & 6B)		(5,603,863)		   (5,683,263)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)	$	30,597,154	$	  30,948,582


See notes to combined financial statements.
II-32






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
UNAUDITED



	  1 9 9 9		  1 9 9 8		  1 9 9 7
  	 (Note 6C)
REVENUES:

  Sale of land	$	     -	$	-	$	-
  Rental income		-		-		10,449,562
  Interest and other
   income		18,818		114,134		90,035
  Lease income (Note
   6C)		5,352,291	(1)5,239,408	-

	$	 5,371,109	$	5,353,542	$	10,539,597

EXPENSES:

  Cost of land sold	$	    -	$	    -	$	-
  Dietary and resident
   services		-		-		3,156,811
  General and adminis-
   trative (Note 4)		1,217,305		1,078,689		1,049,693
  Marketing and adverti-
   sing		-		-		256,120
  Maintenance and utili-
   ties		-		-		1,390,463
  Taxes and insurance		507,265		496,024		792,746

	$	1,724,570	$	1,574,713	$	6,645,833

NET INCOME BEFORE DEPRE-
 CIATION, AMORTIZATION
 AND INTEREST:	$	3,646,539	$	3,778,829	$	3,893,764


OTHER EXPENSES:

  Interest (Note 1C)	$	2,306,611	$	2,624,412	$	2,490,833
  Depreciation and
   amortization		 1,032,755		1,013,533		951,936

	$	3,339,366	$	3,637,945	$	3,442,769

NET INCOME	$	307,173	$	 140,884 $	 450,995


(1) Restated for comparative purposes.





See notes to combined financial statements.
II-33






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED







	  1 9 9 9		  1 9 9 8		  1 9 9 7


PARTNERS' CAPITAL
 (DEFICIT)- Beginning	$	(5,683,263)	$	(3,816,143)	$	(5,116,277)

   Distributions
   (Notes 4 & 6B)	 	(1,572,000)		 (5,001,156)		(1,219,000)

   Contributions
   (Notes 4 & 6B)		1,344,227	 	2,993,152		2,068,139
   Net income		307,173		140,884		450,995


PARTNERS' CAPITAL
 (DEFICIT) - Ending	$	(5,603,863)	$	(5,683,263)	$	(3,816,143)






























See notes to combined financial statements.
II-34






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

	  1 9 9 9		  1 9 9 8		  1 9 9 7
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash from customers/
   tenants	$	-	$	-	$	10,421,519
  Interest received       	18,818		-		53,341
  Cash paid - interest		(2,299,245)		(4,078,848)	(2,223,519)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(1,504,950)		(731,094)	(6,780,951)
  Lease income	 	5,352,291		4,676,201		-

    Net Cash (Used) Pro-
     vided) by Operat-
     ing Activities	$	1,566,914	$	(133,741)$	1,470,390)

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net	$	   (311,913)	$	(133,920)$	(107,567)
  Escrow funding		     	-		-		(22,764)
  Tenant security de-
   posits		       36,997		-		(54,476)
  Other		      	-		-		-
  Partners' distribu-
   tions - net		(227,775)	$	(2,008,004)$	(1,219,000)
  Option deposit		-		 4,500,000		-

    Net Cash Provided
     (Used) by Invest-
     ing Activities	$	 (502,691)	$	2,358,076	$	(1,403,807)

Cash Flows from Financ-
 ing Ativities:
  Cash received (paid)
   - related party	$	(454,621)	$	(1,569,604)$	2,416
  Cash received (paid)
   notes & mortgages		(211,340)		(399,333) 	(227,513)
  Other		-		(31,941)	(898)

    Net Cash (Used) Pro-
     vided by Financ-
     ing Activities	$	 (665,961)$	(2,000,878)$	(225,995)






See notes to combined financial statements.
II-35







CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED





	  1 9 9 9		  1 9 9 8		  1 9 9 7
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	398,262		$	223,457	$	(159,412)
CASH AND CASH EQUIVA-
 LENTS-BEGINNING OF
 YEAR		1,128,620		905,163		1,064,575
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR	$	 1,526,882	$	1,128,620	$	905,163






































See notes to combined financial statements.
II-36






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED




	                   (A)
	 1 9 9 9		  1 9 9 8		  1 9 9 7

Reconciliation of net
 profit to net cash
 provided (used)by
 operating activities:

  Net income 	$	307,173	$	 140,884 	$	450,995

Adjustments to reconcile
 net profit (loss) to net
 cash provided (used) by
 operating activities:

  Depreciation and
   amortization	$	951,325	$	924,192	$	951,936
  Increase (decrease)
   in accrued interest
   payable		(7,916)		(1,674,363)		129,783
  (Increase) decrease in
   prepaid expense		 94,444		(162,326)		11,415
  Decrease (increase) in
   other assets and ac-
   counts receivable		64,693 		(397,472)		(69,868)
  (Decrease) increase in
   accounts payable and
   accrued expenses		 157,195		  1,035,344		(3,871)

     Total Adjustments	$	1,259,741	$	  (274,625)	$	1,019,395
NET CASH (USED) PROVIDED
 BY OPERATING ACTIVI-
 IES	$	1,566,914	$	  (133,741)	$	1,470,390

SCHEDULE OF NON-CASH
 INVESTING AND FINANC-
 ING ACTIVITIES:

 (A)	In December of 1996, $30,000 of notes due to partners of
City Planned Communities were contributed to the capital of the Company.








See notes to combined to financial statements.
II-37






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

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

	II-38




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

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

	For purposes of the statements of cash flows, the Company considers all unrestricted cash with maturities of three months or less to be cash equivalents. Bank Repurchase Agreements totaling $1,491,404 as of June 30, 1999 were included in cash.

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

3.	China, glassware, silverware and utensils are
represented by a base inventory. Additional acquisitions are expensed when purchased. The base inventory will only change if material variances occur.
II-39




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

C. Interest

	In accordance with FASB Nos. 34 and 67, Capitalization of Interest Cost and Accounting for Costs and Initial
Rental Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its intended use. Thereafter, such expenses are period costs. During the years ended
June 30, 1999, 1998 and 1997, total interest incurred was $2,306,611, $2,624,412 and $2,490,833,respectively was charged to operations.

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

				  1 9 9 9		  1 9 9 8

	 Total principal		$	356,406	$	811,027
	 Accrued interest			24,221		38,960

				$	380,627	$	849,987

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES

	 Accounts payable and accrued
	 expenses at June 30, 1999 and
	 1998 consist of the following:

		  	 	   1 9 9 9	  1 9 9 8

	 Accounts payable		$	1,112,217	$	960,801
	 Real estate taxes	            202,356		196,579

				$	1,314,573	$	1,157,380

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

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

		2000   		$  233,091
		2001			252,438
2002    		273,390
2003    		296,081
                     	2004           	320,656

As of June 30, 1999 and 1998 the outstanding indebtedness
consisted of:
		         		  1 9 9 9		  1 9 9 8

	   Principal	            	$	26,805,673	$	27,097,304
	   Interest		         		179,329		-

				$26,985,002	$	27,097,304

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A.	Management Contract (See Note 4)

	On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company is paid a fee equal to 4% of the monthly revenue. The management agreement expires June 30, 2002.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
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

           100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.76% were admitted as limited partners of Unicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

		3.49% to the non-partner distributees

            As to the partners:
		1.00% to F. Trace, Inc. the former general
             partner of Unicom
	  23.27% to the newly admitted limited partners
	  36.12% to Newnel Partnership
	  36.12% to the Company (including 3.60% given
	          	to certain individuals who made cash
		advances to Unicom on behalf of the
             the Company)

           100.00%

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1999, 1998 AND 1997
UNAUDITED


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

B. Distributions (Continued)

	The amount of the distribution to be received by the Company is the same under both of the above calculations.

 In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individuals for funds advanced by them to CPC.


C. Lease Agreement

		Effective July 1, 1997, the Partnership entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser can purchase the property or cancel the option and forfeit their deposit. The agreement calls for the tenant to pay the Partnership a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant will retain $812,712, $1,175,000 and $1,275,000, respectively, during the three year period, and the Partnership will be paid all other remaining revenue from the facility providing the profit during any year exceeds a certain threshold.

NOTE 7 - PENSION PLAN

	During year ended June 30, 1995, Unicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998
UNAUDITED


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


See notes to combined financial statements.
II-44



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 1999
UNAUDITED

<CAPTION
	    CITY		   UNICOM					   COMBINED
	  PLANNED		PARTNERSHIP			   BALANCE
	COMMUNITIES	   LTD.		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,235,832	$	-	$	36,629,493	$(3,157,718)(a)	$	33,471,775
  Furniture and
   equipment		-		1,547,231            -  	1,547,231
  China, glassware,
   silverware and
   utensils		-		41,713            -		41,713

	$	-	$	38,218,437	$(3,157,718)	 $	35,060,719
  Less accumulated
   depreciation and
   amortization		-		(8,763,941)	          -			(8,763,941)

	$	-	$	29,454,496	$	      -		$	26,296,778
  Cash		306		  1,526,576		-		1,526,882
  Cash - restricted
   for tenants'
   security deposits	-		734,986		-		734,986
  Real estate for sale
   - at cost - land	9,666		          -		-		9,666
  Deferred management
   fees - related
   party		631,543		          -		    -		631,543
  Funds held in
   escrow		-		583,292			-		583,292
  Prepaid expenses		-		242,329		-		242,329
  Other assets		6,886		564,792		       	-		571,678

TOTAL ASSETS	$	648,401	$	33,106,471	$	(3,157,718)		$	30,597,154












See notes to combined financial statements.
II-45






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 1999
UNAUDITED

	    CITY		   UNICOM				   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES	    LTD.		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable	$	-	$	26,985,002	$	-	$	26,985,002
Notes payable -
 others		-		 27,413		-		27,413
Notes payable -
 related parties		  347,083		     33,544		-		380,627
Accounts payable
 and accrued
 expenses		37,140		1,277,433		-		1,314,573
Tenant security
 deposits		-		716,646	          	-		716,646
Deferred profit		3,157,718		-		 (3,157,718)		-
Deferred interest		-		2,276,756		-		2,276,756
Option deposit		-		4,500,000		-		4,500,000

	$	3,541,941	$	35,816,794	$(3,157,718)	$	36,201,017

COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(2,893,540)		(2,710,323)	-		(5,603,863)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	648,401	$	33,106,471	$	(3,157,718)	$	30,597,154















See notes to combined financial statements.

II-46





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 1998
UNAUDITED

	    CITY		   UNICOM				   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES    LTD.		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment at cost:
  Building, includ-
   ing land of
   $4,123,888	$	-	$	36,555,058	$	(3,157,718)(a)$	33,397,340
  Furniture and
   equipment		-		1,309,753		-		1,309,753
  China, glassware,
   silverware and
   utensils		-		41,713		-		41,713
	$	-	$	37,906,524	$	(3,157,718)	$	34,748,806
   Less accumulated
   depreciation and
   amortization		-		(7,812,616)	-		(7,812,616)


	$	-	$	30,093,908	$	(3,157,718) 	$26,936,190

  Cash		  306		  1,128,314		-		1,128,620
  Cash - restricted
   for tenants' se-
   curity deposits		-		686,127		-			686,127
  Real estate for
   sale - at cost -
   land		 9,666		-		-		 	9,666
  Deferred management
   fees - related
   party		631,543		-		-		 	631,543
  Funds held in
    escrow		-		 619,913		-			619,913
  Prepaid expenses		-		336,773		-			336,773
  Other assets		 6,886		592,864		-			599,750

TOTAL ASSETS	$	648,401	$	33,457,899	$	(3,157,718)	$	30,948,582










See notes to combined financial statements.
II-47






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 1998
UNAUDITED

	    CITY		   UNICOM			    	   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES	    LTD.		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable	$	-	$	27,097,304	$	-	$	 27,097,304
Notes payable
 - others 		-	     40,812		-		40,812
Notes payable -
 related parties		849,987		-		-		849,987
Accounts payable
 and accrued
 expenses		34,874		1,122,506		-		1,157,380
Tenant security
 deposits		-		630,790		-		630,790
Deferred profit  		 3,157,718		 -		(3,157,718)(a)         -
Deferred interest 		-		2,355,572		-		2,355,572
Option deposit		-		4,500,000		-		4,500,000

	$	4,042,579	$	35,746,984	$	(3,157,718)	$	36,631,845

COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(3,394,178)		(2,289,085)          - 		(5,683,263)
TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	648,401	$	33,457,899	$	(3,157,718)	$	30,948,582
















See notes to combined financial statements.
II-48







CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1999
UNAUDITED

	    CITY		   UNICOM				  COMBINED
	   PLANNED		PARTNERSHIP			 	  STATEMENT OF
	COMMUNITIES	    LTD.		ELIMINATIONS	   OPERATIONS
REVENUES:

  Interest and
   other income	$	12,371	$	6,447	$	-	$	18,818
  Lease income		-		5,352,291		 -		    5,352,291
    	$	 12,371 	$	5,358,738	$	-	$	5,371,109
EXPENSES:

  General and
   administrative	$	1,980	$ 	1,215,325	$	-	$	1,217,305
  Taxes and
   insurance		  288	    506,977			   -		507,265

	$	2,268	$	1,722,302	$	-	$	1,724,570


NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	 10,103 	$ 3,636,436 $	        -	$	3,646,539

OTHER EXPENSES:

  Interest	$	56,693	$	2,249,918	$	-	$ 	 2,306,611
  Depreciation and
   amortization		-		1,032,755		-		1,032,755

	$	56,693	$	3,282,673	$	-	$	3,339,366

NET(LOSS)INCOME	$	(46,590)	$	 353,763	$	-	$	 307,173












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




See notes to combined financial statements.
II-51






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 1999, 1998 AND 1997
UNAUDITED

		 	 COMBINED
							 STATEMENT
	   CITY		UNICOM				OF PARTNERS'
	  PLANNED		PARTNERSHIP				  CAPITAL
	COMMUNITIES		    LTD.		ELIMINATIONS 	 (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1996	$	(6,183,509)	$	1,067,232	$	-	$	(5,116,277)
Net income
 (loss) -
 1997		(165,063)		616,058		-	$	450,995
Distribution		-		(1,219,000)		-		(1,219,000)
Contribution		30,000		2,038,139		-		2,068,139
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1997	$	(6,318,572)	$	2,502,429	$	-	$	(3,816,143)
Net Income
 (loss) -
 1998		(68,758)		209,642		-		140,884
Distribution		-		(5,001,156)		-		(5,001,156)
Contribution 		2,993,152		-		-		2,993,152
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1998	$	(3,394,178)	$	(2,289,085)	$	-	$	(5,683,263)
Net Income
 (Loss) 1999		(46,590)		353,763		-		307,173
Distribution		-		(1,572,000)		-		(1,572,000)
Contribution		547,228		796,999		-		1,344,227
PARTNERS'
 CAPITAL
 (DEFICIT)-
 June 30,
 1999	$	(2,893,540)	$	(2,710,323)	$	-	$	(5,603,863)








See notes to combined financial statements.
II-52




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1999
                                UNAUDITED
	   						 COMBINED
	      CITY		  UNICOM				STATEMENT
	    PLANNED		PARTNERSHIP			    OF
	   COMMUNITES	     LTD.		ELIMINATIONS	CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Opera-
ing Activities:
	Interest received 	$	  12,371	$	 6,447	$	-	$	18,818
	Cash paid - interest		(72,708)		(2,226,537)		-		(2,279,245)
	Cash paid - suppliers,
	 employees and admini-
	 strative expenses		(2,268)		(1,502,682)		-		(1,504,950)
	Lease income		-		 5,352,291		-		5,352,291

	   Net Cash (Used) Pro-
	    vided by Operating
	    Activities	$	(62,605)	$	1,629,519	$	-	$	(1,566,914)

Cash Flows from Invest-
ing Activities:
	Capital expenditures -
	 net	$	-	$	(311,913)	$	-	$	(311,913)
	Escrow funding		-		-		-		-
	Tenant security
	 deposits - net		-		36,997		-		36,997
	Partner contribution
	 (distribution) (Net)		547,226		(775,001)		-		(227,775)


	   Net Cash (Used)
	    Provided by
	    Investing
	    Activities	$	547,226	$	(1,049,917)	$	-	$	(502,691)

Cash Flows from Financ-
ing Activities:
	Cash received (paid)
	 - related party	$	(484,621)	$	30,000	$	-	$	(454,621)
	Cash (paid) received
- notes and mort-
	 gages		-		(211,340)		-	$	(211,340)


	   Net Cash Provided
	    (Used) by Financ-
	    ing Activities	$	(484,621)	$	(181,340)	$	-	$	(665,961)

See notes to combined financial statements.
II-53






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 1999
                                UNAUDITED




						 	COMBINED
	      CITY		  UNICOM				STATEMENT
	    PLANNED		PARTNERSHIP			    OF
	  COMMUNITIES	     LTD.		ELIMINATIONS	CASH FLOWS


NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	398,262	$	-	$	398,262
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,128,314		-		1,128,620
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,526,576	$	-	$	1,526,882































See notes to combined financial statements.
II-54






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1999
UNAUDITED

	   						COMBINED
	    CITY		  UNICOM				STATEMENT
	   PLANNED		PARTNERSHIP			   OF
	 COMMUNITIES	       LTD.		ELIMINATIONS	CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activi-
 ties:

	Net income (loss)	$	(46,590)	$	353,763	$	-	$	307,173

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 (used) by operating
 activities:

	Depreciation and
	 amortization	$	-	$	951,325	$	-	$	951,325
	(Decrease) in
	 interest payable		(18,283)		10,367		-		(7,916)
	(Increase) in
	 prepaid expenses		-		94,444		-		94,444
	(Increase) in
	 other assets
	 and accounts
	 receivable		-		64,693		-		64,693
	Increase in ac-
	 counts payable
	 and accrued
	 expenses		2,268		154,927		-		157,195

	   Total Adjust-
	    ments	$	(16,015)	$	1,275,756	$	-	$	1,259,741

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES	$	(62,605)	$	1,629,519	$	-	$	1,566,914










See notes to combined financial statements.
II-55





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 1998
                                 UNAUDITED
  	  CITY		  UNICOM				      COMBINED
	 PLANNED		PARTNERSHIP			 	  STATEMENT OF
	COMMUNITIES		   LTD.		ELIMINATONS	    CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
  Cash from customers/
	 tenants/sales	$	-	$	-	$	-	$	-
	Interest received		-		-		-		-
	Cash paid - interest	(1,418,655)		(2,660,193)		-		(4,078,848)
	Cash paid - suppliers,
   employees and admini-
	 strative expenses		(5,043)		(726,051)		-		(731,094)
	Lease income		-		4,676,201		-		4,676,201
	  Net Cash (Used)
	   Provided by Opera-
     ting Activities	$	(1,423,698)	$	1,289,957	$	-	$	(133,741)

Cash Flows from Invest-
 ing Activities:
	Capital expendi-
	 tures - net	$	-	$	(133,920)	$	-	$	(133,920)
	Escrow funding		-		-		-		-
	Tenant security de-
	 posits - net		-		-		-		-
 	Partner contribution
	 (distribution)		2,993,152		(5,001,156)		-		(2,008,004)
	Option deposit		-		4,500,000		-	 	4,500,000

	 Net Cash Used by
	  Investing Acti-
	  vities	$	2,993,152	$	(635,076)	$	-	$	2,358,076

Cash Flows from Fi-
 nancing Activities:
	Cash received
  (paid) - related
	 party	$	(1,569,604)	$	-	$	-	$	(1,569,604)
	Cash (paid)
   received -
   notes and
   mortgages		-		(399,333)		-		(399,333)
	Other		-		(31,941)		-		(31,941)

	 Net Cash Provided
	  (Used) by Financ-
	  ing Activities	$	(1,569,604)	$	(431,274)	$	-	$	(2,000,878)

See notes to combined financial statements.
II-56






CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1998
UNAUDITED

  	  CITY		  UNICOM					      COMBINED
	 PLANNED		PARTNERSHIP					 STATEMENT OF
	COMMUNITIES		   LTD.		ELIMINATONS	    CASH FLOWS

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	(150)	$	233,607	$	-	$	233,457
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		456		904,707		-		905,163
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,128,314	$	-	$	1,128,620




































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

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 used) by operating
 activities:

	Depreciation and
	 amortization	$	-	$	924,192	$	-	$	924,192
	(Decrease) in
	 interest payable		(1,674,363)		-		-	   (1,674,363)
	(Increase) in pre-
	 paid expenses		-		(162,326)		-		(162,326)
	(Increase) in other
	 assets and accounts
	 receivable		-		(397,472)		-		(397,472)
	Increase in accounts
   payable and accrued
   expenses		319,423		715,921		-		1,035,344

	 Total Adjustments	$	(1,354,940)	$	1,080,315	$	-	$	(274,625)

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES	$	(1,423,698)	$	1,289,957	$	-	$	(133,741)














See notes to combined financial statements.
II-58





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

See notes to combined financial statements.
II-59





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




See notes to combined financial statements.
II-60




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1997
UNAUDITED




SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:



(A)	In December of 1996, $30,000 of notes due to partners of City Planned
Communities were contributed to the capital of the Company.









































See notes to combined financial statements.
II-61










ITEM 8.	SUPPLEMENTARY DATA

(a) Selected quarterly financial disclosure date.

			Not required.

(b) Information on the effects of changing prices.

			Not applicable.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

			Not applicable











































II-62




PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           70        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Unicom Partnership Ltd.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997


ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 1999

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

	Registrant's share of Mr. Rosenthal's portion of the management fee is approximately $86,000 per year.









III-1








ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

	The following table sets forth as of June 30, 1999 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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









III-3





PART IV


ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



			PAGE
    (a)	1. Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 1999 and 1998	II-14

		Statements of Operations for the years ended
		   June 30, 1999, 1998 and 1997			   II-15

		Statements of Changes  in Partners' Capital
		(Deficit) for the years ended June 30, 1999,
		1998 and  1997	     II-16

		Statements of Cash Flows for the years ended
		June 30, 1999, 1998 and 1997	II-17/18

		Notes to Financial Statements for the years
		ended June 30, 1999, 1998 and 1997           II-19/29

		Combined Financial Statements of City Planned
		Communities (a partnership) and Unicom
		Partnership Ltd. (a limited partnership) for the years ended June 30, 1999, 1998 and 1997 II-32/61

	2.	Financial Statement Schedules

		Included in Part IV of this report:

		Schedule X - Supplementary Income
		             Statement Information
		             at June 30, 1999, 1998
	  	             and 1997 (Registrant)		  IV-5

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

	     Signature Page     IV-7

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION
CHARGED TO COST AND EXPENSES
JUNE 30, 1999, 1998 AND 1997
UNAUDITED




	  1 9 9 9		  1 9 9 8		  1 9 9 7

Maintenance and repairs	$	-	$	708	$	9,570

Depreciation and amortiza-
 tion of intangible assets	-		  -		-

Taxes, other than payroll
 and income taxes		 -		 375		1,192

Advertising cost		-		-		-

	$	 -	$	1,083	$	10,762

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 1999, 1998 AND 1997



	1 9 9 9	       1 9 9 8       1 9 9 7
Computation of pri-
 mary earnings per
 unit:

    Units issued		3,118,303		3,118,303		3,118,303

Add: Unit equivalent
 (incremental units):

	Debentures conv-
    ertible at $1.00	-		-
	Debentures conv-
    ertible at $3.00	31,952		31,952		31,952

	 	 3,150,255(A)   	3,150,255(A)	3,150,255(A)

Net Loss before
 Extraordinary
  Items	$	(235,948)	$	(151,977)	$	(141,963)

Computation of Fully
 diluted loss per
 unit Before Extra-
 ordinary Items	$    (0.08)	$     (0.05)(B)$    (0.05)(B)

Net Loss After
 Extraordinary
  Items	$	(235,948)	$	(151,977)	$	(141,963)


Computation of Fully
 diluted loss per unit
 after Extraordinary
 Items	$    (0.08)(B)$     (0.05)(B)	$    (0.05)(B)

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


Date: October 25, 1999


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                          General Partner      October 25, 1999
STANLEY R. ROSENTHAL   (Chief Executive Officer)      DATE


























IV-7