Form 10-Q
period 1999-09-30
ALL STATE PROPERTIES LP
filed 2000-11-16
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 1999

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30, 1999









		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Financial Information:
	Condensed Balance Sheets -
	September 30, 1999 and June 30, 1999	2

	Condensed Statements of Operations -
	Three Months ended September 30, 1999
	and 1998	3

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 1999
	and 1998	4

	Financial Data Schedule	5

	Notes to Condensed Financial Statements -
	September 30, 1999 and 1998	6

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 1999	7-8

	Condensed Financial Information for City
	Planned Communities and Unicom Partnership,
	Ltd., 50% and 49-1/2% owned Real Estate
	Partnerships, respectively - September 30,
	1999, 1998 and June 30, 1999	9-10

	Exhibit - Computation of Loss per Partner-
	ship Unit - three months ended September 30,
	1999 and 1998	11

PART II	Other Information	12

	Signatures	13






	Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1999 AND JUNE 30, 1999
(UNAUDITED)


	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 1 9 9 9	      1 9 9 9

Cash	$	20,379	$	20,425
Other assets		1,210		1,210

Total Assets	$	 21,589	$	21,635

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party	$	207,630	$	194,805
   Notes payable 		586,630		573,225
   Accounts payable and other
    liabilities		 31,184		 30,474
   4% convertible subordinated
    debentures due 1989		2,579,705		2,563,433
   Partnership distributions payable		252,496		252,496

	$	3,657,645	$	3,614,433

Deficiency in real estate joint
 venture	$	1,015,561	$	1,015,561

Partners' Deficit	$	(4,425,768)	$	(4,383,983)

Notes receivable - officers/partners		(225,849)		(224,376)

		$	(4,651,617)	$	(4,608,359)

Total Liabilities and Partners'
 Capital (Deficit)	$	 21,589	$	21,635
















See notes to financial statements.







			Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
UNAUDITED





		   1 9 9 9		   1 9 9 8
REVENUES:

	Loss from real estate partner-
	 ship	$	-	$	(5,900)
	Other		1,687		1,934

		$	1,687	$	(3,966)

COST AND EXPENSES:

	Selling, general and
	 administrative                   $	10,678	$	 6,058
	Interest		32,794		28,857

		$	43,472	$	 34,915

Net Income (Loss)	$	(41,785)	$	(38,881)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	      (0.015)	      (0.01)
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE

























See notes to financial statements.








			Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

		  1 9 9 9		  1 9 9 8
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	214	$	1,370
	Cash from sale of real estate		-		-
	Cash received principally from
	 rental activities		-		-
	Cash paid for selling, general and
	 administrative expenses		(9,967)		(7,325)
	Interest paid      		-		-

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(9,753)	$	(5,955)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing	$	9,707	$     7,974

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	(46)	$	2,019

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		20,425		4,037

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	20,379	$	6,056

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	(41,785)	$	(38,881)

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	Loss of real estate partnerships	$	-	$	5,900
	Changes in Assets and Liabilities:
	  Increase in accrued interest
	   payable		32,795		29,703
	  (Increase) in accrued interest
	   receivable		(1,473)		(1,410)
	  (Decrease) increase in accounts
	   payable		710		(2,699)
	  Decrease (increase) in other assets	-		1,432

	      Total adjustments	$	32,032	$	32,926

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(9,753)	$	(5,955)



See notes to financial statements.






			Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)






EXHIBIT 27

Cash			$	20,379
Receivables				1,210
Total Assets				21,589
Notes Payable				794,260
Convertible Subordinated Debentures				2,579,705
Partners' Deficit				(4,425,768)
Total Liabilities and Partners' Deficit			21,589
Total Revenues				1,687
Total Cost and Expenses				43,472
Net Income(loss)			    (41,785)
Income Per Partnership Unit		     	     (0.015)

































See notes to financial statements.






					Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)


1.	The financial statement information for the three months
ended September 30, 1999 and 1998 is unaudited. However, the information contained therein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period.

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








					Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1999


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom
Partnership Ltd. No cash was available for distribution during the three months ended September 30, 1999.

	In consideration of cash advances made and services rendered by certain individuals to Unicom, Unicom agreed to distribute
26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company abd Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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


		3.49% to the non-partner distributees

          As to the partners:

    1.00% to F. Trace, Inc., the former general partner of
		       Unicom
   23.27% to the newly admitted limited partners
   36.12% to Newnel Partnership.
   36.12% to the Company (including 3.6% given to certain
           individuals who made cash advances to Unicom on
		       behalf of the Company)

  100.00%

	The amount of the distribution to be received by the Company is the same under both of the above calculations.









					Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1999



FINANCIAL CONDITION (Continued)

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

RESULTS OF OPERATIONS

	Net loss for the three months ended September 30, 1999, was virtually the same per share as the net loss for the three months ended September 30, 1998.







































					Page 9

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
SEPTEMBER 30, 1999 AND JUNE 30, 1999

		 SEPTEMBER		      JUNE
		 30, 1999		  30, 1999
ASSETS:
Property and equipment - net of
 depreciation	$	26,103,797	$26,296,778
Cash		1,015,723		1,526,882
Cash-restricted		766,858		734,986
Real estate held for sale (cost)		9,666		9,666
Deferred and prepaid expenses		1,477,590		1,457,164
Other assets		508,613		571,678
Notes receivable - related party		320,417		-
	Total	$	30,202,664	$	30,597,154

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including
 accrued interest	$	27,107,412	$	26,985,002
Accounts payable and other
 liabilities		1,631,132		2,031,219
Notes payable - related parties		256,531		380,627
Unamortized interest mortgage
 modification		2,257,052		2,276,756
Other deposits		4,500,000		4,500,000
Note payable		58,051		27,413
Partners' capital (deficit)		(5,607,514)		(5,603,863)
	Total	$	30,202,664	$	30,597,154

























See notes to financial statements.





				Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)

		  1 9 9 9	   	  1 9 9 8
REVENUES:
Lease income	$	1,834,928	$	1,140,809
Interest and other		5,923		4,837

	Total income	$	1,840,851	$	1,145,646

EXPENSES:
General and administrative	$	332,901	$	173,063
Interest		581,348		590,238
Depreciation and amortization		261,723		253,723
Taxes and insurance		300,922		119,041
	Total expenses	$	1,476,894	$	1,136,065

NET INCOME	$	363,957	$	9,581



































See notes to financial statements.




			Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)





		   1 9 9 9	      1 9 9 8

Partnership units outstanding    		3,118,303		3,118,303

Net Income (Loss)	$	(41,785)	$	(38,881)

Net Income (Loss) Per Partnership
 Unit	$     (0.015)	$     (0.01)










































See notes to financial statements.




			Page 12
ALL-STATE PROPERTIES L.P.

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


Dated: November 15, 1999