Form 10-Q
period 2000-09-30
ALL STATE PROPERTIES LP
filed 2001-01-10
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2000

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30, 2000









		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Accountant's Review Report	2

	Financial Information:
	Condensed Balance Sheets -
	September 30, 2000 and June 30, 2000	3

	Condensed Statements of Operations -
	Three Months ended September 30, 2000
	and 1999	4

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 2000
	and 1999	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	September 30, 2000 and 1999	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 2000	10-11

	Condensed Financial Information for City
	Planned Communities and Unicom Partnership,
	Ltd., 50% and 49-1/2% owned Real Estate
	Partnerships, respectively - September 30,
	2000, 1999 and June 30, 2000	12-13

	Exhibit - Computation of Loss per Partner-
	ship Unit - three months ended September 30,
	2000 and 1999	14

PART II	Other Information	15-16

	Signatures	17







	Page 2



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


ACCOUNTANT'S REVIEW REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying balance sheet of All-State Properties L.P. as of September 30, 2000 and the related statements of operations and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of All-State Properties L.P.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 2000, were audited by us and we expressed an unqualified opinion on them in our report dated October 9, 2000, but we have not performed any auditing procedures since that date.





December 15, 2000












	Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000 AND JUNE 30, 2000



	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 0	      2 0 0 0

Cash	$	1,302,009	$	5,316
Other assets		1,210		1,210

Total Assets	$	1,303,219	$	6,526

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party	$	-	$	225,116
   Notes payable 		-		612,077
   Accounts payable and other
    liabilities		12,335		43,319
   4% convertible subordinated
    debentures due 1989		16,087		2,628,518
   Partnership distributions payable		252,496		252,496

	$	280,918	$	3,761,526

Deficiency in real estate joint
 venture	$	4,253,362	$	1,033,229

Partners' Deficit	$	(2,999,615)	$	(4,558,180)

Notes receivable - officers/partners		(231,446)		(230,049)

		$	1,022,301	$	(3,755,000)

Total Liabilities and Partners'
 Capital (Deficit)	$	1,303,219	$	6,526















See accompanying notes and accountant's report.



				Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999






		   2 0 0 0 		   1 9 9 9
REVENUES:

	Profit (Loss) from real estate
	 partnership	$	2,100,407	$	-
	Other		9,008		1,687

		$	2,109,415	$	1,687

COST AND EXPENSES:

	Selling, general and
	 administrative                   $	21,145	$	10,678
	Interest		35,053		32,794

		$	56,198	$	43,472

Net Income (Loss)	$	2,053,217	$	(41,785)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	      0.658 	     (0.015)
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE
























See accompanying notes and accountant's report.



				Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





		  2 0 0 0		  1 9 9 9
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	7,611	$	214

	Cash from sale of real estate		-		-
	Cash received principally from
	 rental activities		-		-
	Cash paid for selling, general and
	 administrative expenses		(52,129)		(9,967)
	Interest paid      		(1,203,568)		-

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(1,248,086)	$	(9,753)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	(2,281,109)	$	9,707

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	4,825,888		-

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	1,296,693	$	(46)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		5,316		20,425

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	1,302,009	$	20,379

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	2,053,217	$	(41,785)













See accompanying notes to accountant's report.



					Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





		  2 0 0 0		  1 9 9 9

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	(2,100,407)	$	-
	Changes in Assets and Liabilities:
	  Increase in accrued interest
	   payable		(1,168,515)		32,795
	  Increase in accrued interest
	   receivable		(1,397)		(1,473)
	  (Decrease) increase in accounts
	   payable		(30,984)		710
	  Decrease (increase) in other assets	-		-

	      Total adjustments	$	(3,301,303)	$	32,032

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(1,248,086)	$	(9,753)


























See accompanying notes to accountant's report.



				Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 2000





EXHIBIT 27

Cash			$	1,302,009
Receivables				1,210
Total Assets				1,303,219
Notes Payable				-
Accounts payable				12,335
Convertible Subordinated Debentures				16,087
Partnership distribution payable				252,496
Deficiency in real estate joint venture			4,253,362
Partners' Deficit				(2,999,615)
Notes receivable - officers/partners				(231,446)
Total Liabilities and Partners' Deficit			1,303,219
Total Revenues				2,109,415
Total Cost and Expenses				56,198
Net Income (loss)				2,053,217
Income Per Partnership Unit			      0.658






























See accompanying notes to accountant's report.



				Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



1.	On November 3, 1986, Wimbledon Development Ltd. (a limited
partnership) was formed to construct and sell condominium units on land acquired from All-State Properties L.P.
(hereafter "the Company"). The Company has a 99% limited partnership interest in Wimbledon Development Ltd. and the remaining ownership is being held by a corporation controlled by the president of the Company. The Corporation is the general partner of the partnership and is responsible for the management of Wimbledon Development Ltd. The Company includes in its accounts the assets, liabilities, revenues and expenses of Wimbledon Development Ltd. All significant intercompany accounts and transactions have been eliminated.

	In June 1999, control of the condominium association was turned over to the unit owners by Wimbledon Development Ltd., the developer. All required funds for reserves and deferred maintenance were delivered to the new condominium board. Wimbledon Development Ltd., its general partner and the Registrant, its limited partner, were issued releases with respect to all matters pertaining to the condominium. (See
Item 1, Legal Proceedings)

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











				Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



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

4. On August 16, 2000, Unicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Unicom Partnership Ltd. received net proceeds of $16,379,732. Unicom distributed $15,500,000 to its partners and All-State Properties, L.P.'s share was approximately $4,700,000, which was used to pay the Company's outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.






























					Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Unicom
Partnership Ltd. No cash was available for distribution during the three months ended September 30, 2000.

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

  3.49% to the non-partner distributees

	As to the partners:

  1.00% to F. Trace, Inc., the former general partner of Unicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 2.62% given to certain indivi-duals who made cash advances to Unicom on behalf of the Company)

100.00%

	The amount of the distribution to be received by the Company is the same under both of the above calculations.





				Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000


FINANCIAL CONDITION (Continued)

	In addition, CPC assigned 9.00% of any of its cash that becomes available for distribution to certain individual for funds advanced by them to CPC.

	Certain individuals advanced funds to the Company. In consideration of those advances, the Company assigned to those individuals 10.23% of distributions received by it from CPC, after deducting the amounts necessary to repay the funds advanced by them.

	Results of operations for the three months ended September 30, 2000 include the Company's share of the profit from the sale by Unicom of its assets as described in Form 8-K dated August 16, 2000 and Form 10-K filed December 12, 2000 incorporated by reference.




































				Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
SEPTEMBER 30, 2000 AND JUNE 30, 2000

		 SEPTEMBER		      JUNE
		 30, 2000		  30, 2000
ASSETS:
Property and equipment - net of
 depreciation	$	413,984	$25,487,405
Cash		1,807,541		1,665,025
Cash-restricted		-		781,050
Real estate held for sale (cost)		9,666		9,666
Deferred and prepaid expenses		34,103		1,368,536
Other assets		-		497,968
Notes receivable - related party		168,823		310,190
	Total	$	2,434,117	$	30,119,840

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including
 accrued interest	$	-	$	26,844,048
Accounts payable and other
 liabilities		794,111		1,902,569
Notes payable - related parties		-		35,944
Unamortized interest mortgage
 modification		-		2,212,612
Other deposits		-		4,500,000
Note payable		85,638		85,637
Partners' capital (deficit)		1,554,368		(5,460,970)
	Total	$	2,434,117	$	30,119,840





















See notes to financial statements.



					Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

		  2 0 0 0	   	  1 9 9 9
REVENUES:
Net Sale of Assets	$	20,663,902	$	-
Lease income		-		1,834,928
Interest and other		27,827		5,923
Forgiveness of interest		2,226,737
	Total income	$	22,918,466	$	1,840,851

EXPENSES:
General and administrative	$	1,073,736	$	332,901
Interest		272,309		581,348
Depreciation and amortization		-		261,723
Taxes and insurance		62,169		300,922
	Total expenses	$	1,408,214

NET INCOME	$	21,510,252	$	363,957





























See notes to financial statements.



				Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999






		   2 0 0 0	      1 9 9 9

Partnership units outstanding    		3,118,303		3,118,303

Net Income (Loss)	$	2,053,217	$	(41,785)

Net Income (Loss) Per Partnership
 Unit	$     0.6584  $    (0.015)






































See notes to financial statements.



				Page 15
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION




ITEM 1 - Legal Proceedings

	The limited partnership in which the Company is the limited partner has been named as a defendant in a lawsuit seeking all damages allowable under the Florida
Wrongful Death Act. On or about April 17, 1998, one of the decedents was operating a motor vehicle in the parking lot of a condominium developed in 1988 by the defendant limited partnership when she drove said vehicle into a canal abutting but not part of the condominium property. The other decedent was a passenger in said vehicle. Counsel selected by the insurance company representing the limited partnership filed a motion to dismiss the limited partnership.
Plaintiffs have appealed the order dismissing the limited partnership in this litigation, and the insurance carrier has retained counsel to handle the appeal.

	Although the insurance company continues to provide a legal defense to the action on appeal, it has reserved its rights to contest coverage under the policy issued to the limited partnership, and has filed a petition for declaratory relief. The limited partnership has retained counsel to represent it in connection with the declaratory action, and all parties to such action have agreed to stay the declaratory action pending outcome of the appeal.

	The Company does not believe the limited partnership or it has any liability in connection with the above.

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







			Page 16
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION (CONTINUED)


ITEM 5 - Other Information

	None

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibit - Computation of earnings per partnership
unit.

(b) Exhibit - Form 8-K filed October 8, 1999, incorporated by reference.

	(c)	Exhibit - Form 8-K filed August 16, 2000.










































						Page 17




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


Dated: December 7, 2000