Form 10-Q
period 2000-12-31
ALL STATE PROPERTIES LP
filed 2001-03-23
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2000 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at December 31, 2000

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2000









Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant's Report	2

	Financial Information:
	Condensed Balance Sheets -December 31,
	2000 and June 30, 2000	3

	Condensed Statements of Operations -
	Three Months and Six Months ended
	December 31, 2000 and 1999	4

	Condensed Statements of Cash Flows -
	Six Months ended December 31, 2000
	and 1999	5-6

	Financial Data Schedule
	Six Months ended December 31, 2000 and
	Three Months ended September 30, 2000	7

	Notes to Condensed Financial Statements -
	December 31, 2000 and 1999	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - December 31, 2000	10-11

	Condensed Financial Information for City
	Planned Communities and Tunicom LLC, 50%
and 49-1/2% owned Real Estate Partnerships,
	respectively - December 31, 2000, 1999 and
June 30, 2000	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - six months ended
	December 31, 2000 and 1999	14

PART II	Other Information	15-16

	Signatures	17







Page 2



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of December 31, 2000 and the related condensed statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999 and cash flows for the six-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of operations, partners' capital and cash flows for the year then ended (not presented herein); and in our report October 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







Freeman, Buczyner & Gero
March 2, 2001




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2000
(UNAUDITED)


	DECEMBER	JUNE
	31ST	30TH
Assets	2 0 0 0	2 0 0 0

Cash	$	1,303,303	$	5,316
Other assets		1,205		1,210

Total Assets	$	1,304,508	$	6,526

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party	$	-	$	225,116
   Notes payable 		-		612,077
   Accounts payable and other
    liabilities		17,602		43,319
   4% convertible subordinated
    debentures due 1989		16,087		2,628,518
   Partnership distributions payable		236,388		252,496

	$	270,077	$	3,761,526

Deficiency in real estate joint
 venture	$	4,276,080	$	1,033,229

Partners' Deficit	$	(3,010,194)	$	(4,558,180)

Notes receivable - officers/partners		(231,455)		(230,049)

		$	1,034,431	$	(3,755,000)

Total Liabilities and Partners'
 Capital (Deficit)	$	1,304,508	$	6,526















See accompanying notes and accountant's report.



Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)



	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 0	1 9 9 9	2 0 0 0	1 9 9 9
REVENUES:

	Partnership income
	 (loss)	$	(11,294)	$	-	$	2,089,113	$	-

	Other income		24,547		1,577		33,555		3,264

	$	13,253	$	1,577	$	2,122,668	$	3,264

COST AND EXPENSES:

	Selling, general
	 and administrative	$	18,239	$	13,954	$	39,384	$	24,632

	Interest		227		32,191		35,280		64,985

	$	18,466	$	46,145	$	74,664	$	89,617

NET INCOME (LOSS)	$	(5,213)	$	(44,568)	$	2,048,004	$	(86,353)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.00)	(0.01)	(.66)	(0.03)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE
















See accompanying notes and accountant's report.



Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)




		  2 0 0 0		  1 9 9 9
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	32,149	$	734

	Cash from sale of real estate		-		-
	Cash received principally from
	 rental activities		-		-
	Cash paid for selling, general and
	 administrative expenses		(65,096)		(18,143)
	Interest paid		(1,203,795)		-

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(1,236,742)	$	(17,409)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	(2,297,217)	$	9,187

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	4,831,946		-

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	1,297,987	$	(8,222)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		5,316		20,425

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	1,303,303	$	12,203

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	2,048,004	$	(86,353)













See accompanying notes and accountant's report.



Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999





		  2 0 0 0		  1 9 9 9

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	(2,089,113)	$	-
	Changes in Assets and Liabilities:
	  (Decrease) increase in accrued
	   interest payable		(1,168,515)		32,543
	  Increase in accrued interest
	   receivable		(1,406)		(2,883)
	  (Decrease) increase in accounts
	   payable		(25,712)		6,489
	  Increase notes payable		-		32,795

	      Total adjustments	$	(3,284,746)	$	68,944

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(1,236,742)	$	(17,409)


























See accompanying notes and accountant's report.



Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
SIX MONTHS ENDED DECEMBER 31, 2000 AND
THREE MONTHS ENDED SEPTEMBER 30, 2000



	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 0	2 0 0 0


EXHIBIT 27

Cash	$	1,303,303	$	1,302,009
Receivables		1,205		1,210
Total Assets		1,304,508		1,303,219
Notes Payable		-		-
Accounts payable		17,602		12,335
Convertible Subordinated
 Debentures		16,087		16,087
Partnership distribution
 payable		236,388		252,496
Deficiency in real estate
 joint venture		4,276,080		4,253,362
Partners' Deficit		(3,010,194)		(2,999,615)
Notes receivable - officers
 /partners		(231,455)		(231,446)
Total Liabilities and
 Partners' Deficit		1,304,508		1,303,219
Total Revenues		13,253		2,109,415
Total Cost and Expenses		18,466		56,198
Net Income (loss)		(5,213)		2,053,217
Income Per Partnership Unit	(0.00)	0.66






















See accompanying notes and accountant's report.



Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



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











Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



3.	Tunicom LLC ("Tunicom") (a limited liability corporation),
(formerly known as Unicom Partnership, Ltd.) was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Tunicom are presented on a combined basis to offer a complete representation of the related entities.

4. On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom LLC received net proceeds of $16,379,732. Tunicom distributed $15,500,000 to its partners and All-State Properties, L.P.'s share was approximately $4,700,000, which was used to pay the Company's outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.






























Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2000


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Tunicom LLC. No cash was available for distribution during the six months ended
December 31, 2000.

	In consideration of cash advances made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that becomes available for distribution up to $13,351,210 will be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.34% to F. Trace, Inc., the former general partner of Tunicom
 49.33% to Newnel Partnership
  3.58% to certain individuals who made cash advances to Tunicom
	on behalf of the Company
 45.75% to the Company

100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

	As to the partners:

  1.00% to F. Trace, Inc., the former general partner of Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 2.62% given to certain indivi-duals who made cash advances to Tunicom on behalf of the Company)

100.00%

	The amount of the distribution to be received by the Company is the same under both of the above calculations.





Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2000


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

	Results of operations for the six months ended December 31, 2000 include the Company's share of the profit from the sale by Tunicom of its assets as described in Form 8-K dated August 16, 2000 and Form 10-K filed December 12, 2000 incorporated by reference.




































Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
DECEMBER 31, 2000 AND JUNE 30, 2000
(UNAUDITED)

		DECEMBER 31,	JUNE 30,
2000 2000
ASSETS:
Property and equipment - net of
 depreciation	$	506,836	$	25,487,405
Cash		915,818		1,665,025
Cash-restricted		-		781,050
Real estate held for sale (cost)		-		9,666
Deferred and prepaid expenses		34,103		1,368,536
Other assets		-		497,968
Notes receivable - related party		119,888		310,190
	Total	$	1,576,645	$	30,119,840

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including
 accrued interest	$	-	$	26,844,048
Accounts payable and other
 liabilities		-		1,902,569
Notes payable - related parties		-		35,944
Unamortized interest mortgage
 modification		-		2,212,612
Other deposits		-		4,500,000
Note payable		84,772		85,637
Partners' capital (deficit)		1,491,873		(5,460,970)
	Total	$	1,576,645	$	30,119,840



















See notes to financial statements.



Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 0	1 9 9 9	2 0 0 0	1 9 9 9
REVENUES:
Net Sale of Assets	$	(155,567)	$	-	$20,508,335	$	-
Interest and other		14,977		8,429		42,804		14,352
Lease income		-		1,369,304		-		3,204,232
Forgiveness of
 interest		-		-		2,226,737		-
Total income	$	(140,590)	$1,377,733	$22,777,876	$3,218,584


EXPENSES:
General and
administrative	$	(120,821)	$	367,903	$	952,915	$	700,804
Interest		-		556,641		272,309		1,137,989
Depreciation and
 amortization		-		261,722		-		523,445
Taxes and insurance		17,621		230,015		79,790		530,937
Total expenses	$	(103,200)	$	1,416,281	$1,305,014	$2,893,175

NET PROFIT (LOSS)	$	37,390	$	(38,548)	$	21,472,862	$	325,409





















See notes to financial statements.



Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999






		2 0 0 0	1 9 9 9

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	(2,048,004)	$	(86,353)

Net Income (Loss) Per Partnership
 Unit	$	(0.66)	$	(0.03)






































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


Dated: March 21, 2001