Form 10-Q/A
period 2000-09-30
ALL STATE PROPERTIES LP
filed 2001-07-31
CIK 745543

FORM 10-Q/A

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









		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant's Report	2

	Financial Information:
	Condensed Balance Sheets -
	September 30, 2000 and June 30, 2000	3

	Condensed Statements of Operations -
	Three Months ended September 30, 2000
	and 1999	4

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 2000
	and 1999	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	September 30, 2000 and 1999	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 2000	10-11

	Condensed Financial Information for City
	Planned Communities and Tunicom LLC, 50%
	and 49-1/2% owned Real Estate
	Partnerships, respectively - September 30,
	2000, 1999 and June 30, 2000	12-13

	Exhibit - Computation of Loss per Partner-
	ship Unit - three months ended September 30,
	2000 and 1999	14

PART II	Other Information	15

	Signatures	16







Page 2



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of September 30, 2000 and the related condensed statements of operations and cash flows for the quarter then ended. These financial statements are the responsibility of the partnership's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of operations, partners' capital and cash flows for the year then ended (not presented herein); and in our report dated October 9, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





Freeman, Buczyner & Gero
July 17, 2001








Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000 AND JUNE 30, 2000



	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 0	      2 0 0 0

Cash	$	1,302,009	$	5,316
Other assets		1,210		1,210

Investment in real estate joint
  Venture	$   543,776		-

Total Assets	$	1,846,995	$	6,526

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party	$	-	$	225,116
   Notes payable 		-		612,077
   Accounts payable and other
    liabilities		12,335		43,319
   4% convertible subordinated
    debentures due 1989		16,087		2,628,518
   Partnership distributions payable		252,496		252,496

	$	280,918	$	3,761,526

Deficiency in real estate joint
 venture		-	$	1,033,229

Partners' Capital (Deficit)	$	1,797,523	$	(4,558,180)

Notes receivable - officers/partners		(231,446)		(230,049)

		$	1,566,077	$	(3,755,000)

Total Liabilities and Partners'
 Capital (Deficit)	$	1,846,995	$	6,526











See accompanying notes and accountant's report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999






		   2 0 0 0 		   1 9 9 9
REVENUES:

	Profit (Loss) from real estate
	 Partnerships as previously
	 reported	$	2,100,407	$	-

	Additional profit from real
	 estate partnerships	  	5,150,666		-

	Amended profit from real estate
	 partnerships	$	7,251,073	$

	Other		9,008		1,687

		$	7,260,081	$	1,687

COST AND EXPENSES:

	Selling, general and
	 administrative                   $	16,941	$	10,678

	Interest		35,053		32,794

		$	51,994	$	43,472

Amended Net Income (Loss)	$	7,208,087	$	(41,785)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	      2.31 	     (0.015)
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE














See accompanying notes and accountant's report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





		  2 0 0 0		  1 9 9 9
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	7,611	$	214
	Cash paid for selling, general and
	 administrative expenses		(47,925)		(9,967)
	Interest paid      		(1,203,568)		-

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(1,243,882)	$	(9,753)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	(2,281,109)	$	9,707

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	4,821,684		-

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	1,296,693	$	(46)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		5,316		20,425

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	1,302,009	$	20,379

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Amended Net Income (Loss)	$	7,208,087	$	(41,785)
















See accompanying notes to accountant's report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





		  2 0 0 0		  1 9 9 9

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	(7,251,073)	$	-
	Changes in Assets and Liabilities:
	  Increase in accrued interest
	   payable		(1,168,515)		32,795
	  Increase in accrued interest
	   receivable		(1,397)		(1,473)
	  (Decrease) increase in accounts
	   payable		(30,984)		710
	  Decrease (increase) in other assets	-		-

	      Total adjustments	$	(8,451,969)	$	32,032

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(1,243,882)	$	(9,753)

























See accompanying notes to accountant's report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 2000





EXHIBIT 27

Cash			$	1,302,009
Receivables				1,210
Investment in real estate joint ventures		   	 543,776
Total Assets				1,846,995
Notes Payable				-
Accounts payable				12,335
Convertible Subordinated Debentures				16,087
Partnership distribution payable			 	   252,496
Partners' Capital				1,797,523
Notes receivable- officers/partners				(231,446)
Total Liabilities and Partners' Deficit			1,846,995
Total Revenues previously reported				2,109,415
Additional real estate partnership profit			5,150,666
Total Revenues amended				7,260,081
Total Cost and Expenses				51,994
Amended Net Income (loss)				7,208,087
Amended Income Per Partnership Unit 		     	      2.31



























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











Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



3.	In connection with the sale of the adult rental retirement
facility (Note 4), Tunicom LLC ("Tunicom") (a limited liability corporation), was formed on August 14, 2000 as the successor to Unicom Partnership, Ltd ("Unicom"). Since
Tunicom succeeded to all of the assets and the liabilities of Unicom, all previous references to Unicom are referred to as Tunicom hereafter. Tunicom was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-
State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Tunicom are presented on a combined basis to offer a complete representation of the related entities.

4. On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom received net proceeds of $16,379,732. Tunicom distributed $15,500,000 to its partners and All-State Properties, L.P.'s share was approximately $4,700,000, which was used to pay the Company's outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.

5. Total revenue includes additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom and the balance from the adjustment of the Company's equity in the partnerships.


















Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Tunicom. No cash was available for distribution during the three months ended
September 30, 2000.

	In consideration of cash advances made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash became available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 was distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.34% to F. Trace, Inc., the former general partner of Tunicom
 49.33% to Newnel Partnership
  3.58% to certain individuals who made cash advances to Tunicom
	on behalf of the Company
 45.75% to the Company

100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 was distributed as follows:

  3.49% to the non-partner distributees

	As to the partners:

  1.00% to F. Trace, Inc., the former general partner of Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 2.62% given to certain indivi-duals who made cash advances to Tunicom on behalf of the Company)

100.00%

	The amount of the distribution received by the Company is the same under both of the above calculations.






Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2000


FINANCIAL CONDITION (Continued)

	In addition, CPC assigned 9.00% of any of its cash available for distribution to certain individual for funds advanced by them to CPC.

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

	The 10-Q for the quarter ended September 30, 2000 has been amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom
LLC and the balance from the adjustment of the Company's equity in the partnerships.




























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




























See notes to financial statements.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999






		   2 0 0 0	      1 9 9 9

Partnership units outstanding    		3,118,303		3,118,303

Amended Net Income (Loss)	$	7,208,087	$	(41,785)

Net Income (Loss) Per Partnership
 Unit	$     2.31  $    (0.015)





































See notes to financial statements.




Page 15
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	The limited partnership in which the Company is the limited partner was named as a defendant in a lawsuit seeking all damages allowable under the Florida
Wrongful Death Act. A motion to dismiss the limited partnership was filed and granted by the circuit court judge. Plaintiffs appealed the order dismissing the limited partnership in this litigation. In March 2001, the appellate court affirmed the lower court's final order of dismissal with prejudice. As a result, the plaintiffs no longer have a case again Wimbledon
Development Ltd., the limited partnership.


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


ITEM 5 - Other Information

The 10-Q for the quarter ended September 30, 2000 has been amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State
Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom
LLC and the balance from the adjustment of the Company's equity in the partnerships.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibit - Computation of earnings per partnership
unit.

(b) Exhibit - Form 8-K filed October 8, 1999, incorporated by reference.

	(c)	Exhibit - Form 8-K filed August 16, 2000.





Page 16




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


Dated: July 17, 2001