Form 10-Q
period 2001-03-31
ALL STATE PROPERTIES LP
filed 2001-07-31
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2001 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at March 31, 2001

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS AND NINE MONTHS
ENDED MARCH 31, 2001









Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant's Report	2

	Financial Information:
	Condensed Balance Sheets -
	March 31, 2001 and June 30, 2000	3

	Condensed Statements of Operations -
	Three Months and Nine Months ended
	March 31, 2001 and 2000	4

	Condensed Statements of Cash Flows -
	Nine Months ended March 31, 2001
	and 2000	5-6

	Financial Data Schedule
	Nine Months ended March 31, 2001, Six
	Months ended December 31, 2000 and
	Three Months ended September 30, 2000	7

	Notes to Condensed Financial Statements -
	Nine Months ended March 31, 2001 and 2000	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - March 31, 2001	10-11

	Condensed Financial Information for Real
	Estate Partnerships City Planned Communities
	and Tunicom LLC, 50% and 49-1/2% owned Real
	Estate Partnerships, respectively - March 31,
	2001, and June 30, 2000	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - Nine Months ended
	March 31, 2001 and 2000	14

PART II	Other Information	15

	Signatures	16






Page 2



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State Properties L.P. as of March 31, 2001 and the related condensed statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000 and cash flows for the nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the partnership's management.

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







Freeman, Buczyner & Gero
July 17, 2001




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2001 AND JUNE 30, 2000
(UNAUDITED)


	MARCH	JUNE
	31ST	30TH
Assets	2 0 0 1	2 0 0 0

Cash	$	1,530,932	$	5,316
Other assets		1,210		1,210

Investment in real estate joint
  venture	$   265,994	             -

Total Assets	$	1,798,136	$	6,526

Liabilities and Partners' Capital
 (Deficit)

Liabilities:
   Notes payable - related party	$	-	$	225,116
   Notes payable 		-		612,077
   Accounts payable and other
    liabilities		14,975		43,319
   4% convertible subordinated
    debentures due 1989		16,087		2,628,518
   Partnership distributions payable		236,388		252,496

	$	267,450	$	3,761,526

Deficiency in real estate joint
 venture	$	-	$	1,033,229

Partners' Capital (Deficit)	$	1,764,923	$	(4,558,180)

Notes receivable - officers/partners		(234,237)		(230,049)

		$	1,530,686	$	(3,755,000)

Total Liabilities and Partners'
 Capital (Deficit)	$	1,798,136	$	6,526












See accompanying notes and accountant's report.



Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)



	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0
REVENUES:

	Partnership income
	 (loss)	$	(2,595)$	-	$	2,086,518	$	-
	Additional partnership
	 income as reported in
	 the amended 10-Q/A
	 for 9/30/00		-		-		5,150,666		-
		$	(2,595)$	-	$	7,237,184	$	-


	Other income		17,614		1,423		51,169		4,687

	$	15,019 $	1,423	$	7,288,353	$	4,687

COST AND EXPENSES:

	Selling, general
	 and administrative	$	18,741	$	14,905	$	53,921	$	39,537

	Interest		(5)		28,898		35,275		93,883

	$	18,736	$	43,803	$	89,196	$	133,420

NET INCOME (LOSS)	$	(3,717)$	(42,380)	$	7,199,157	$	(128,733)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	0.00	(0.01)	2.31	(0.04)

CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE








See accompanying notes and accountant's report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)




		   2 0 0 1		   2 0 0 0
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest collected	$	46,981	$	1,080
	Cash paid for selling, general and
	 administrative expenses		(82,265)		(36,433)
	Interest paid		(1,203,790)		(42,710)

	   Net Cash Provided (Used) by
	    Operating Activities	$	(1,239,074)	$	(78,063)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	(2,297,217)	$	41,596

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	5,061,907	$	18,351

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	1,525,616	$	(18,116)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		5,316		20,425

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	1,530,932	$	2,309






















See accompanying notes and accountant's report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2001 AND 2000





		  2 0 0 1		  2 0 0 0

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	Net profit (Loss)	$	7,199,157	$	(128,733)
	(Income) Loss of real estate part-
	 nerships	$	(7,237,184)	$	-
	Changes in Assets and Liabilities:
	  (Decrease) increase in accrued
	   interest payable		(1,168,515)		48,814
	  Increase in accrued interest
	   receivable		(4,188)		(3,607)
	  (Decrease) increase in accounts
	   payable		(28,344)		3,104
	  Increase notes payable		-		2,359

	      Total adjustments	$	(8,438,231)	$	50,670

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(1,239,074)	$	(78,063)
























See accompanying notes and accountant's report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
NINE MONTHS ENDED MARCH 31, 2001, SIX MONTHS ENDED DECEMBER 31,
2000 AND THREE MONTHS ENDED SEPTEMBER 30, 2000



	MARCH 31,	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 1	2 0 0 0	2 0 0 0


EXHIBIT 27

Cash	$	1,530,932	$	1,303,303	$	1,302,009
Receivables		1,210		1,205		1,210
Investment in real estate
  Joint venture		265,994		-		-
Total Assets	$	1,798,136	$	1,304,508	$	1,303,219
Notes Payable		-		-		-
Accounts payable		14,975		17,602		12,335
Convertible Subordinated
 Debentures		16,087		16,087		16,087
Partnership distribution
 payable		236,388		236,388		252,496
Deficiency in real estate
 joint venture		-		4,276,080		4,253,362
Partners' Capital (Deficit)		1,764,923		(3,010,194)		(2,999,615)
Notes receivable - officers
 /partners		(234,237)		(231,455)		(231,446)
Total Liabilities and
 Partners' Deficit	$	1,798,136	$	1,304,508	$	1,303,219
Total Revenues as reported		15,019		13,253		2,109,415
Additional partnership income
 per amended 10-Q/A 9/30/00		-		-		5,150,666
Amended Total Revenues		15,019		13,253		7,260,081
Total Cost and Expenses		18,736		18,466		51,994
Net Income (loss)	$	(3,717)	$	(5,213)	$	7,208,087
Income Per Partnership Unit		0.00		0.00		2.31
















See accompanying notes and accountant's report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2001 AND 2000



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











Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2001 AND 2000



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

5. Revenue for the nine months ended March 31, 2001 includes additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom LLC and the balance from the adjustment of the Company's equity in the partnerships.

















Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2001


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from borrowings and loans received from Tunicom LLC. No cash was available for distribution during the six months ended
March 31, 2001.

	In consideration of cash advances made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that became available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 was distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 is disbursed, remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

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






Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2001


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

	Results of operations for the nine months ended March 31, 2001 include the Company's share of the profit from the sale by Tunicom of its assets as described in Form 8-K dated August 16, 2000 and Form 10-K filed December 12, 2000 incorporated by reference.

	The 10-Q for the quarter ended September 30,2000 has been amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom LLC and the balance from the adjustment of the Company's equity in the partnerships.




























Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED BALANCE SHEETS
MARCH 31, 2001 AND JUNE 30, 2000
(UNAUDITED)

		MARCH 31,	JUNE 30,
	2001	2000
ASSETS:
Property and equipment - net of
 depreciation	$	514,826	$	25,487,405
Cash		218,873		1,665,025
Cash-restricted		-		781,050
Real estate held for sale (cost)		-		9,666
Deferred and prepaid expenses		34,103		1,368,536
Other assets		30,050		497,968
Notes receivable - related party		-		310,190
	Total	$	797,852	$	30,119,840

LIABILITIES AND PARTNERS' CAPITAL:
Mortgage payable, including
 accrued interest	$	-	$	26,844,048
Accounts payable and other
 liabilities		-		1,902,569
Notes payable - related parties		-		35,944
Unamortized interest mortgage
 modification		-		2,212,612
Other deposits		-		4,500,000
Note payable		84,772		85,637
Partners' capital (deficit)		713,080		(5,460,970)
	Total	$	797,852	$	30,119,840


















See notes to financial statements.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0
REVENUES:
Net Sale of Assets	$	-	$	-	$	20,508,335	$	-
Interest and other		6,485		1,052		49,289		15,404
Lease income		-		1,431,002		-		4,635,234
Forgiveness of
 interest		-		-		2,226,737		-
Total income	$	6,485	$1,432,054	$	22,784,361	$	4,650,638


EXPENSES:
General and
administrative	$	14,285	$	358,309	$	967,200	$	1,059,113
Interest		-		571,251		272,309		1,709,240
Depreciation and
 amortization		-		266,723		-		790,168
Taxes and insurance		(4,767)		35,291		75,023		566,228
Total expenses	$	9,518	$	1,231,574	$	1,314,532	$	4,124,749

NET PROFIT (LOSS)	$	(3,033)	$	200,480	$	21,469,829	$	525,889




















See notes to financial statements.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2001 AND 2000






		2 0 0 1	2 0 0 0

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	7,199,157	$	(128,733)

Net Income (Loss) Per Partnership
 Unit	$	2.31	$	(0.04)





































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

ITEM 5 - Other Information

The 10-Q for the quarter ended September 30, 2000 was amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom LLC and the balance from the adjustment of the Company's equity in the partnerships.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibit - Computation of earnings per partnership
unit.

(b) Exhibit - Form 8-K filed October 8, 1999, incorporated by reference.

	(c)	Exhibit - Form 8-K filed August 16, 2000.





Page 16
ALL-STATE PROPERTIES L.P.





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