Form 10-K
period 2001-09-30
ALL STATE PROPERTIES LP
filed 2001-10-25
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2001                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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

	        Registrant's principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

		(i)   Through a 36.12% owned Florida limited
liability corporation, Tunicom LLC ("Tunicom")(formerly known as Unicom Partnership Ltd.),Registrant was engaged in the operation of an adult rental apartment project on 78.2 acres of land. (See Item 1(b)(1)(i)(a) and Note 2 to financial statements.)

		(ii)   Through a real estate joint venture, City
Planned Communities (CPC), owned 50% by the Company and 50% by Newnel Partnership Registrant was engaged in the development and sale of commercial and residential land.
(See Note 2 to financial statements.)

		(iii)  Through a 99% owned Florida limited
partnership, Wimbledon Development Ltd. (Wimbledon),
Registrant sold a condominium development. See Item
1(b)(1)(i)(b).

	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS

		(i) (a)   Adult Rental Apartment Project

		In April, 1987, CPC sold approximately 78 acres of land to Tunicom for the purpose of constructing a 324-unit adult apartment rental project on the land. Registrant holds a 36.12% limited partnership interest in Tunicom. (See
Note 2 to financial statements)

		The monthly rentals ranged from $2,800 per month for the one-bedroom units to $3,100 per month for the two-bedroom units, and included food service, maid service and electricity. The facility was 98-percent leased and occupied.

		The property was self-managed. A management fee of 4% of total income was paid to the partners assuming the managerial responsibility. The management arrangement was approved by HUD. (See Item 11.)

		On July 28, 1995, Tunicom LLC. (Tunicom), successfully concluded a reassignment and reinstatement of its mortgage note in the amount of $27,638,955.87 from the Department of Housing and Urban Development (HUD) to the
Government National Mortgage Association (GNMA). The reinstated, reinsured mortgage matures on January 1, 2029.
It bears interest at the rate of eight (8%) percent per annum, which includes a 0.25% servicing fee. In addition, Tunicom paid one-half of one percent per annum mortgage insurance premium.

		Tunicom had accrued unpaid interest and other liabilities related to the mortgage in a total amount of $3,896,730. The total adjusted accrued interest and closing costs paid at the closing equaled $1,502,183. This resulted in a saving of $2,394,547, which saving was amortized over the remaining life of the mortgage. The saving resulted from the difference between the accrual at the original note rate and the borrowing rate charged by HUD.

		On June 25, 1997, Tunicom signed a Letter of
Intent with CareMatrix Corporation (AMEX) which Letter became effective July 18, 1997. Prior to that date Tunicom, through its partners representing a majority interest in the partnership (the Company abstaining) voted to approve the transaction. The documents memorializing the transaction were executed on August 13, 1997 with an effective date of July 1, 1997, but dependent upon the completion of due diligence and the payment of $4,500,000 to Tunicom. On September 24, 1997, CareMatrix made the required payment and the initial phase of the transaction was completed. Tunicom used the proceeds for transaction costs ($325,000), partnership obligations ($1,400,000), and distributed $2,650,000 to certain partners to partially repay funds they invested in Tunicom.

		The $4,500,000 payment made by CareMatrix to Tunicom represented an option payment, in consideration for which CareMatrix was granted the option to purchase the facility in three years on June 30, 2000. The purchase price is 8.75 times the net operating income before depreciation for the year ended June 30, 2000, plus the then outstanding mortgage balance and other adjustments, less the $4,500,000 option payment.

		In the interim, CareMatrix leased the facility, retaining the sums of $518,700-the first year; $775,000-the second year; and $875,000-the third year out of cash flow each year, after payment of amounts due in connection with the facility's mortgage insured by the U.S. Department of Housing and Urban Development ("HUD").

		The present management team, will continue to manage the facility until June 30, 2002 at the HUD-approved rate of 4% of collections. The management team has been approved by HUD under the name, SRR Management Corp.

		Prior to the closing, the Optionee assigned its option to acquire Forest Trace. On August 16, 2000, the transaction was consummated and closed with F.C. Forest
Trace L.L.C., the present owner. The purchase price was $47,159,295, including the outstanding principal balance plus accrued interest on the existing mortgage in the amount of $26,720,254,which was satisfied at closing. After giving effect to various adjustments, prorations and credits, including the deposit of $4,500,000 previously accounted for, the seller received net proceeds of $16,379,732. After payment of a brokerage commission in the amount of $232,190 and bonuses in the amount of $200,000 to key employees of Forest Trace, none of whom were employees of the Company, $15,000,000 was distributed to partners. The remaining balance of $947,542 was being held subject to true-up on November 15, 2000 of net operating income from the facility for the four months ending October 31, 2000. The Company's share of the $15,000,000 distribution was $4,665,012. (See
Item 7). Of the amount distributed to the Company, $769,038 was used to pay liabilities and $2,638,324 was used to pay the Company's outstanding debentures together with accrued interest thereon. The balance in the amount of $1,257,650 was retained by the Company, and together with its share of the $947,542 being held, determined the amount of a distribution to the unit owners of $.40 a unit on May 8, 2001.
	In a related transaction, the partners of Tunicom formed a new limited partnership called Newall
Assisted Living Ltd. ("Newall"), which entered into a joint venture as a 50% partner with a company related to CareMatrix. The new entity, Newall-Chancellor 69th Avenue Associates, was formed to build a 120-unit assisted living facility on 4.2 acres of land to be purchased from Tunicom at a price to be agreed upon. Chancellor agreed to provide all the necessary financing to erect and open the assisted living facility.

	The CareMatrix entity has defaulted under its obligations to Newall Chancellor 69th Avenue Associates (the "joint venture"). Newall Assisted Living Ltd., one of the two partners in the joint venture and the entity in which the Company is a partner, is pursuing its rights under the applicable Agreement while at the same time attempting to find a different partner with which to develop and operate the assisted living facility.

		(i) (b)   Condominium Units


	In November, 1986, Registrant formed Wimbledon Development Ltd., a Florida limited partnership, for the purpose of constructing up to 48 units on six acres of land. Two buildings on two acres of land were completed and all sixteen (16) units sold. The remaining four acres were sold.

	In June 1999, control of the condominium association was turned over to the unit owners by Wimbledon Development Ltd., the developer. All required funds for reserves and deferred maintenance were delivered to the new condominium board. Wimbledon Development Ltd., its general partner and the Registrant, its limited partner, were issued releases with respect to all matters pertaining to the condominium. (See Item 3, Legal Proceedings)

		(ii)  Registrant has no plans for any new
products.

		(iii)  Registrant purchased building materials
which are available from many sources.

		(iv) Registrant holds no patents, trademarks, etc.

		(v)  	No part of Registrant's business is
subject to significant seasonal variation.

		(vi)	Registrant's only present source of
working capital is the cash distributions made to it by Tunicom.

		(vii) The apartment rental market is not dependent upon a single or a few customers, but instead relies on a wide customer base. The Tunicom units were rented to upper income retirees.

		(viii)	No portion of Registrant's business
involved government contracts.

		(ix)  The adult rental apartment market in South
Florida is highly competitive. Martinez & Associates, consultants retained by Tunicom and specializing in housing for the elderly, identified nine facilities in the Fort
Lauderdale area as being competitive with the Tunicom complex. However, the Tunicom project offered larger units and made available more two-bedroom units than its competitors.

         	(x)	Registrant incurs no research and
development expenses.

		(xi)	In the development and sale of their
properties, Registrant, Tunicom and Wimbledon are required to comply with applicable zoning and environmental regulations. It is believed that the compliance with environmental regulations will have no material effect upon capital expenditures, earnings or competitive position of Registrant in future periods.

		(xii)	Registrant (including Wimbledon) employs
two part-time people. Tunicom employed 87 people full time and 43 people part time, engaged in the operation of the retirement facility.

	(d)	Tunicom had no foreign operations or export
sales.

ITEM 2.	PROPERTIES

		The Company had outstanding 4% subordinated convertible debentures that became due September 30, 1989. The payment of the interest and principal on the Debentures was subordinate to payment of certain senior debt which remained outstanding. Consequently, the Registrant had been prohibited from paying the Debentures since maturity. On August 23, 2000, the Debentures and accrued interest thereon were paid. (See Notes 5 and 12)

ITEM 3.	LEGAL PROCEEDINGS

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

	There were no trades made through the
Registrant's matching service for the years ended June 30, 1993 through June 30, 2001. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2001, there were 1,227 holders
of record of 2,853,757 limited partnership interests, excluding individual participants in security nominee or street names.

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

		As of June 30, 2001, 1,523 of the 2,750
record holders of limited partnership interests holding
264,308 units had not submitted their stock certificates for exchange.

	(c)(d)	The Company never paid cash dividends on its
common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989 and distributed $.40 per unit on May 8, 2001.














II-



ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 1		 2 0 0 0		 1 9 9 9		 1 9 9 8		 1 9 9 7
REVENUE:
 Equity in net earnings
  (loss) of real estate
  partnerships	$	6,872,555	$	683	$	(23,295)	$	(34,380)	$	(82,532)
 Other income		59,564		6,082		 7,364		49,763		328,171

    Total	$	6,932,119	$	6,765	$	 (15,931) $	15,383	$	245,639
Income (loss) before
 Extraordinary Items	$	6,843,331	$	(174,197)	$	(235,948) $	(151,977)	$	(141,963)

Net Income (Loss)	$	6,843,331	$	(174,197)$	(235,948)	$	(151,977)	$	(141,963)
Per Share/Unit -
 fully diluted:
  Net income (loss) be-
   fore Extraordinary Items	$     2.19	$     (.05)	$     (.08)	$     (.05)	$     (.05)

Net Income (Loss)	$     2.19	$     (.05)	$     (.08)	$     (.05)	$     (.05)

SELECTED BALANCE SHEET DATA
 Total Assets	$	658,146	$	6,526	$	21,635	$	6,993	$	28,806

Notes, mortgages and con-
 struction loans	$	-	$	612,077	$	573,225	$	430,600	$	427,117
4% convertible debentures,
 due 1989 including
 accrued interest	$	-	$2,628,518	$	2,563,433	$	2,498,349	$	2,433,265

    Total	$	658,146	$	3,240,595	$	3,136,658	$	2,928,949	$	2,860,382

Cash Dividends Declared
 Per Share/Unit	$     0.40	$	NONE	$	NONE	$	NONE	$	NONE

See notes to financial statements.
II-2



CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND TUNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	2 0 0 1		2 0 0 0		1 9 9 9		1 9 9 8		1 9 9 7

Sales and rental
 of real estate	$	21,705,571	$	-	$	-	$	-	$	10,449,562
Lease Income		-		5,744,412		5,352,291		4,755,196		-
Interest and other
 income		2,226,737		13,832		18,818		114,134		90,035

Total Revenues	$	23,982,795	$	5,758,244	$	5,371,109	$	4,869,330	$	10,539,597

Net Income(Loss)
 Before Extra-
 ordinary Items	$	22,636,326	$	419,267	$	307,173	$	140,884	$	 450,995

Net Income(Loss)	$	22,636,326	$	419,267	$	307,173	$	140,884	$	 450,995

SELECTED BALANCE
 SHEET DATA

Total Assets	$	763,142	$	30,119,840	$	30,597,154	$	30,948,582	$	31,006,067

Partners' Cash
 Distributions	$	16,417,256	$	848,936	$	1,572,000	$	5,001,156	$	NONE


NOTE: Information shown is from the combined financial statements of City Planned
Communities and Tunicom LLC.


See notes to combined financial statement.
II-3




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	- ALL-STATE PROPERTIES L.P.

		YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED
  		JUNE 30, 2000

FINANCIAL CONDITION

	The net income for the year ended June 30, 2001 increased due to the sale of its partnership asset as explained in Note 12 to the financial statements. Expenses likewise decreased as a result of liabilities being paid.

	In consideration of cash advances made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute 26.76%,(including 5% to the general partner of the Company) of any of its cash that becomes available for distribution to those individuals. The balance of any cash that became available for distribution up to $13,351,210 would be distributed to the Company and Newnel Partnership for the benefit of CPC. After $13,351,210 was disbursed, remaining cash would be distributed 26.76% to the aforementioned individuals and the remainder as follows:

  1.34% to F. Trace, Inc., the former general partner of
         Tunicom
 49.33% to Newnel Partnership
  3.60% to certain individuals who made cash advances to
         Tunicom on behalf of the company
 45.73% to the Company

100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

	    As to the partners:

  1.00% to F. Trace, Inc., the former general partner of
         Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 3.60% given to certain individuals who made cash advances to Tunicom on behalf of the Company)

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ALL-STATE PROPERTIES L.P.

		YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED
		JUNE 30, 1999

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

  1.34% to F. Trace, Inc., the former general partner
		of Tunicom
 49.33% 	to Newnel Partnership
  3.60% 	to certain individuals who made cash advances
		to Tunicom on behalf of the Company
 45.73% 	to the Company

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

	As to the partners:

 1.00% to F. Trace, Inc., the former general partner of Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12% to the Company (including 3.60% given to certain individuals who made cash advances to Tunicom on behalf of the Company)

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


RESULTS OF OPERATIONS

	REVENUES	Revenues increased by 150% for the year ended
June 30, 2000 as compared to 1999 as a result of the income from partnership.

	COSTS AND EXPENSES The total costs and expenses for the year ended June 30, 2000 decreased by 20%.

Net Loss	Net loss was decreased by 26%.


	See Note 12 to the financial statements relative to a lease and option agreement entered into by Tunicom LLC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		- CITY PLANNED COMMUNITIES AND TUNICOM
		PARTNERSHIP LTD.

		YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED
		JUNE 30, 2000


	The net income for the year ended June 30, 2001 as compared to the year ended June 30, 2000 reflects the sale of assets as described in Note 8 to the financial statements.

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

  1.34% to F. Trace, Inc., the former general partner of
     Tunicom
 49.33% to Newnel Partnership
  3.60% to  certain  individuals  who  made  cash advances
         to Tunicom on behalf of the Company
 45.73% to the Company

100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

	     As to the partners:

  1.00% to F. Trace, Inc., the former general partner of
         Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12%	to the Company (including 3.60% given to certain
         individuals who made cash advances to Tunicom on behalf of the Company)

100.00%
II-8







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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
		- CITY PLANNED COMMUNITIES AND TUNICOM
		PARTNERSHIP LTD.

		YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED
		JUNE 30, 1999

	The net income for the year ended June 30, 2000 as compared to 1999 was the same.

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

  1.34% to F. Trace, Inc., the former general partner of
        Tunicom
 49.33% to Newnel Partnership
  3.60% to certain individuals who made cash advances
        to Tunicom on behalf of the Company
 45.73% to the Company

100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

  3.49% to the non-partner distributees

	     As to the partners:

  1.00% to F. Trace, Inc., the former general partner of
        Tunicom
 23.27% to the newly admitted limited partners
 36.12% to Newnel Partnership
 36.12%	to the Company (including 3.60% given to certain
         individuals who made cash advances to Tunicom on behalf of the Company)

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

Revenues increased by 8% for the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

Expenses increase by 20% for the fiscal year ended June 30, 2000 compared to June 30, 1999.

Net Income increased by 3% for the final year ended June 30, 2000 compared to June 30, 1999.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)(NOTE 1A)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED



I N D E X

	PAGE


Independent Auditor's Report	II-13

FINANCIAL STATEMENTS:

   Balance Sheets               				II-14

   Statements of Operations      		          II-15

   Statements of Changes in Partners' Capital
    (Deficit)  					II-16

   Statements of Cash Flows				        	II-17/18

   Notes to Financial Statements         		II-19/29

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit					IV-5


   Selected Financial Data					II-2

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT AUDITOR'S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2001, and 2000 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2001 in conformity with generally accepted accounting principles.




October 10, 2001

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 2001 AND 2000
(AUDITED)
A S S E T S
	            JUNE 30
	2 0 0 1      2 0 0 0
Cash			$	402,042	$	5,316

Other Assets			$	1,210	$	1,210

Undistributed earnings in
 partnerships (Notes 1, 2 and 12)		254,894		-

Total Asset 			$	658,146		6,526

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Notes payable (Notes 4			$	-		612,077
   and 8) 4% convertible
   subordinated debentures
   (Notes 5 and 8)				-		2,628,518
  Partnership distributions
   payable (Note 9)				314,451		252,496
  Notes payable - related
   party (Note 2)				-		225,116
  Accounts payable and
   other liabilities
   (Note 7)				12,039		43,319

			$	326,490	$	3,761,526
DEFICIENCY IN PARTNERSHIPS:
  Undistributed earnings
   (loss) of partnerships
   (Notes 1C, 1D, 2 and 4)			$	-	$	1,033,229

COMMITMENTS AND CONTINGENCIES
 (Notes 2,11 and 12)			$	-	$	-

PARTNERS' CAPITAL (DEFICIT):
  Partners' capital (deficit)
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 4, 6 and 9)			$	515,299	$	(4,558,180)
  Notes receivable-officers/
   partners including
   accrued interest of
   $90,191 in 2000 1 and
   $84,518 in 1999 (Note 3)				(183,643)		(230,049)

			$	331,656	$	(4,788,229)
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)			$	658,146	$	6,526
See notes to financial statements.
II-14



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED



	  2 0 0 1		   2 0 0 0	   1 9 9 9
REVENUES (Note 10):

  Income (loss) from real
   estate partnership
   (Note 2)	$	6,872,555	$	683	$	(23,295)
  Interest and dividend
   income (Note 3)		59,564		6,082		7,364


	$	6,932,119	$	6,765	$	(15,931)

COST AND EXPENSES:


  Selling, general and
   administrative
   expenses(Note 1E)	$	70,128	$	46,270	$	 99,937
  Interest (Notes 1E,
   4 and 5)		18,660		134,692		120,080

      Total	$	88,788	$	180,962	$	220,017

NET INCOME (LOSS)	$	6,843,331	$	(174,197)	$	(235,948)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)	$     2.19	$    (0.05)	$    (0.08)


CASH DISTRIBUTIONS PER
 UNIT	$     0.40	$	NONE	$	NONE
















See notes to financial statements.
II-15




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

							  NOTES		   TOTAL
							RECEIVABLE		 PARTNERS
	   NUMBER		 GENERAL		  LIMITED		 OFFICERS/		 CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)

BALANCE - June 30, 1998		3,118,065	$	2	$	(4,148,035)	$	(218,845)	$	(4,366,880)

Net loss		-		-		(235,948)		-		(235,948)
Net increase in notes receivable-
 partners		-		-		-		(5,531)		(5,531)

BALANCE - June 30, 1999	3,118,065	$	2	$	(4,383,983)	$	(224,376)	$	(4,608,359)

Net loss		-		-		(174,197)		-		(174,197)
Net increase in notes receivable-
 partners		-		-		-		(5,673)		(5,673)

BALANCE - June 30, 2000		3,118,065	$	2	$	(4,558,180)	$	(230,049)	$	(4,788,229)

Net income		-		-		6,843,331		-		6,843,331
Net decrease in notes receivable-
 partners		-		-		-	$	46,406		46,406
Partners distributions		-		-		(1,769,852)		-		(1,769,852)

BALANCE - June 30, 2001	3,118,065		$	2	$	515,299	$	(183,643)	$	331,656






See notes to financial statements.
II-16




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 1		2 0 0 0		  1 9 9 9
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1G)

Cash Flows from Operating
 Activities:

	Cash received principally
	 from rental activities
	 and sale of condominiums	$	-	$	-	$	-
	Interest and dividends
	 and other income received	105,970		1,079			1,833
	Cash paid for selling,
	 general and administrative
	 expenses		(101,408)		(33,425)			(101,130)
	Interest paid		(1,187,175)		(42,710)		(12,457)

	  Net Cash (Used)
     Provided by Operating
	   Activities		(1,182,613)	$	(75,056)	$	(111,754)

Cash Flows from Financing
 Activities:

	Proceeds(payment) from
	 notes payable - net		(508,461)		24,359	$	113,044
	Proceeds (payments) on
	 note-related party - net		(145,537)		17,237		15,098
	Payment of Debentures		(1,643,198)		-		-


	  Net Cash Provided
	   (Used) by Financing
	   Activities	$	(2,297,196)$	41,596	$	128,142

Cash Flows from Investing
 Activities:

	Distribution to partners		(1,707,897)		-		-
	Distribution from partner-
	 ship		5,584,432		18,351		-

	  Net Cash Provided (Used)
	   by Investing Activities	3,876,535		18,351		-




See notes to financial statements.
II-17 (1 of 2)



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


	2 0 0 1		2 0 0 0		  1 9 9 9

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	396,726	$	(15,109)	$	16,388

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		5,316		20,425		4,037

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	402,042	$	5,316	$	20,425







































See notes to financial statements
II-17 (2 of 2)



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 1		  2 0 0 0		  1 9 9 9
Reconciliation of net income(loss)
 to net cash (used) provided
 by operating activities:

   Net Income (Loss)	$	6,843,331	$	(174,197)	$	(235,948)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate partnership		(6,872,555)		(683)		23,295

Changes in assets and liabilities:
  Increase (Decrease) in
   accrued interest -
   notes payable		(103,616)		14,493		29,581
  Increase (Decrease)in
   accrued interest-related
   party notes (net)		(79,579)		13,074		12,958
  (Increase) decrease in
   notes receivable-partners	46,406		(5,673)		(5,531)
  Decrease (increase) in other
   assets		-		-		1,746
  Increase (decrease) in 4%
   Convertible subordinated
   debenture accrued interest	(985,320)		65,084		65,084
  (Decrease) increase in
   accounts payable and other
   liabilities		(31,280)		12,846		(2,939)

   Total Adjustments	$	(8,025,944)	$	99,141	$	124,194

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(1,182,613)	$	(75,056)	$	(111,754)













See notes to financial statements.
II-18



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

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

The Partnership's principal business has been land development and the construction and sale of residential housing in Broward County, Florida.
However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (Tunicom)(formerly known as Unicom Partnership Ltd.) the partnership was engaged in the operation of a 324-unit adult rental apartment project on 78.2 acres of land.

Through a 50% owned real estate joint venture, City
Planned Communities (CPC), The Partnership was engaged in the development and sale of commercial and residential land.

B. Operations and Income Recognition

The Company was primarily engaged, in South Florida, in the development and sale of land through a 50% owned real estate partnership, City Planned Communities which is substantially inactive as of June 30, 2001, except for various intercompany loans and advances (Note 2).

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

	B.	Operations and Income Recognition (Continued)

It also was involved in the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon Development Ltd. As of June 30, 2000, all the land and condominiums owned by Wimbledon have been sold (Note 1A). In addition, the Company has a 36.12% limited partnership interest in Tunicom LLC. (Note 2), which had constructed and operated an adult apartment rental community that was sold during the current year (Note 12).

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

	C.	Income (Loss) Per Partnership Unit

	Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. No effect is given to the convertible debentures that are dilutive and have been repaid subsequent to June 30, 2000. (See Note 5).

	D.	Cash and Cash Equivalents

	For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

	E.	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

	The Company owns a 50% interest in City Planned Communities (a general partnership) (CPC). In September 1986, the
Company acquired a 49.5% (subsequently adjusted to 36.12%)
(Note 2) limited partnership interest in a Tunicom LLC
(formerly known as Unicom Partnership Ltd.)(Note 12). The beneficial owners of Tunicom LLC were substantially the same as the beneficial owners of City Planned Communities.
Tunicom LLC acquired land from City Planned Communities and constructed an adult apartment rental community.

	CPC advanced approximately $12,700,000 to Tunicom. The funds have been used by Tunicom to fund project costs and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Tunicom's capital. In the current year, through the sale of substantially all the assets of Tunicom (Note 12), funds were generated to repay the liability in full.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED




NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)

	The Company discontinued applying the equity method to its investment in Tunicom LLC. (Tunicom) in 1988 when the investment account was reduced to zero. The Company resumed applying the equity method in the current year after its share of the net income exceeded the share of net losses not recognized during the period the equity method was suspended. The unrecognized income or losses was not included in the Company's partners' deficiency.

	The Company's share of Tunicom's income (loss) was $5,896,110 in 2001, $150,945 in 2000 and $(127,779) in
1999.

	The details of the related party obligations between City
Planned Communities and the Company are as follows:

                                            JUNE 30,
                 			   2 0 0 1		  2 0 0 0  	  1 9 9 9
	Note receivable from City
	Planned Communities -
	Unsecured demand loan,
	interest at 8.5% per
	annum including accrued
	interest 	$	-	$	-	$	17,906

	Note payable to City
    Planned Communities -
    unsecured demand loan,
    interest at 8.5% per
    annum, including
    accrued interest		-		(225,116)		(212,711)


	   NET	$	-	$	(225,116)$		(194,805)

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)


	The Company's equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows,

		  CITY		   TUNICOM
		 PLANNED		 PARTNERSHIP
		COMMUNITIES	    LTD.
		 (NOTE 10)	  (NOTE 12)	    COMBINED

	2001	$	(68,208)	$	323,102	$	254,894

	2001	(26.75%)		126,759	(100.0%)

	2000	$	(1,033,229)	$	-0-	$	(1,033,229)

	2000	(100.0%)		-0-	(100.0%)

	1999	$	(1,015,561) $	-0-	$	(1,015,561)

	1999	(100.0%)		-0-	(100.0%)


	In consideration of cash advances made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution.

	The balance of any cash available for distribution up to $13,351,210 was distributed to the Company and Newnel
Partnership for the benefit of CPC. The remaining cash will be distributed 26.76% to the aforementioned individuals and the remainder as follows:

			1.34% to F. Trace, Inc., the former general partner of Tunicom
			49.33% to Newnel Partnership
			3.60% to certain individuals who made cash advances
			         to Tunicom on behalf of the Company.
			45.73% to the Company

			100.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

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

		3.49% to the non-partner distributees

	    		As to the partners:

  		1.00% to F. Trace, Inc., the former general partner
                  of Tunicom
		23.27% to the newly admitted limited partners
 		36.12% to Newnel Partnership
 		36.12% to the Company (including 3.60% given to
                   certain individuals who made cash advances to Tunicom on behalf of the Company)

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

		The notes receivable in the amount of $183,643, including accrued interest, mature July 2001 and accrue interest at 4% per annum.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 3 - NOTES RECEIVABLE - PARTNERS (Continued)

		The notes are non-recourse; however, the Company has a lien on and a security interest in the units. Cash distributions which were previously applied as mandatory prepayments at 50% were increased to 100% and are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes have been fully reserved in prior years and are reflected as part of the Partners' deficit. In the current year $52,000 of distributions were applied to the payment of interest.


		  2 0 0 1	  2 0 0 0	 1 9 9 9
NOTE 4 - NOTES PAYABLE

	Notes payable at June 30
	consist of the following:

	Notes payable - individual  (in-
	cluding   accrued   interest  of
$0,  $10,852 and  $7,124 re-
spectively)   due   December 31,
2000. Interest at 10% per annum.
The  Company  assigned a 1% par-
ticipation in  profits  and cash
flow   from   Tunicom   or   City
Planned Communities in order to
	obtain this  loan.  (Notes 2 and
	10).	$	-	$	48,026	$	44,299

	Note payable - individuals  (in-
	cluding  accrued   interest   of
	$0, $92,764 and $81,999 re-
	spectively) due on demand, inter-
	est from 8.5% to 15%  per annum,
	unsecured.  The Company assigned
	7.5% of its potential  distribu-
	tions from City Planned Communi-
	ties to the individuals in order
	to obtain  this  loan and  other
	funds advanced on the  Company's
	behalf. (See Note 2).		-	564,052			528,927

		$	-	$	612,078	$	573,226

ALL STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED





NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES

	The 4% convertible subordinated debentures at June 30, consist of the following:

		    2 0 0 1	  2 0 0 0     1 9 9 9


	Convertible at $3
	per unit	$	-	$	1,625,301	$	1,625,301
	Convertible at $1
	per unit		-		1,811		1,811
	Accrued interest
	 (Note 8)		-		1,001,406		936,321

		$	-	$	2,628,518	$	2,563,433

	In August 2000, the debentures and accrued interest were repaid from the proceeds received from Tunicom LLC's sale of its adult rental project. (See Note 13).

NOTE 6 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership's approximate income (losses) for tax reporting purposes for the years ended June 30, 2001, 2000 and 1999 was $6,800,000, ($170,000) and ($236,000),
respectively, which approximates income (losses) of $2.19, ($0.05), and ($0.08) per unit, respectively, based on 3,118,065 outstanding partnership units.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE  7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		  2 0 0 1	   2 0 0 0	    1 9 9 9

		Fees		4,499		16,485		8,705
		Other		7,540		26,833		21,769

		$	12,039	$	43,318	$	30,474

NOTE 8 - ACCRUED INTEREST

         Accrued interest con-
         sists of the following:
		  2 0 0 1   2 0 0 0   1 9 9 9
	   Interest payable included
	    in notes payable (Note 4)	$	-	$	103,616	$	89,123
	   Interest included in 4%
	    convertible subordinated
	    debentures (Notes 5
	    and 10)		-		1,001,406		936,321

		$	-	$	1,105,022	$1,025,444

NOTE 9 -	PARTNERS' CAPITAL (DEFICIT)

	As of June 30, 2000, there are 1,523 shareholders holding 264,308 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June
30, 2001, has declared accumulated distributions of $1.25 per each unit of partnership outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

		The Company made cash distributions to its units owners during the year June 30, 2001 of $.40 per unit.

NOTE 10 - RESTRUCTURED FINANCING

		In October of 1993, the Company was liable on a bank interest and principal totaling $270,974 on two outstanding obligations (See Note 4). A limited partner of the Company

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 10 - RESTRUCTURED FINANCING (Continued)

	purchased the obligation from the bank for $125,000 and advanced another $25,000 to the Company. The Company and the individual entered into a modification of the original mortgage and also assigned to the individual a 1% participation in profits and cash flows from Tunicom or City Planned Communities.

	The obligation originally maturing on August 1, 1995 was extended to and modified as of August 1, 1997 converting all unpaid interest to principal and all principal will accrue interest at 10% per annum. This new note and accrued interest became due on December 31, 2000 and was paid.

NOTE 11 - LEGAL PROCEEDINGS

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

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


NOTE 12 - TUNICOM LLC - LEASE AGREEMENT

	Effective July 1, 1997, Tunicom entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser would purchase the property or cancel the option and forfeit their deposit. The agreement called for the tenant to pay
Tunicom a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant retained $821,712, $1,175,000, and $1,275,000, respectively, during the three year period, and Tunicom was paid all other remaining revenue from the facility.

	In connection with the sale of the adult rental retirement facility (Note 4), Tunicom LLC ("Tunicom") (a limited liability corporation), was formed on August 14, 2000 as the successor to Unicom Partnership, Ltd. ("Unicom"). Since
Tunicom succeeded to all of the assets and the liabilities of Unicom, all previous references to Unicom are referred to as Tunicom hereafter. Tunicom was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project.
All-State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same of those of "CPC".

	On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom received net proceeds of $16,379,732. Tunicom distributed $16,200,000 to its partners and All-State
Properties, L.P.'s share was approximately $5,800,000, which was used to pay the Company's outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.

	Total revenue includes additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom and the balance from the adjustment of the Company's equity in the partnerships.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED COMPILED FINANCIAL STATEMENTS
JUNE 30, 2001
AUDITED



C O N T E N T S

	PAGE

Independent Auditor's Report      	        II-31

Combined Financial Statements:

   Balance Sheets               					 	II-32

   Statements of Operations      	     					II-33

   Statements of Partners' Capital (Deficit)			II-34

   Statements of Cash Flows                         	II-35/37

   Notes to Financial Statements                    	II-38/43

Supplemental Information:

   Explanation of eliminations to combining
    financial statements                 		  	II-44

   Combining Balance Sheets	II-45/48

   Combining Statements of Operations              	II-49/51

   Combining Statements of Partners' Capital
   (Deficit)		                       	II-52

   Combining Statements of Cash Flows               	II-53/61

   Selected Financial Data 					  	II-3

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT AUDITOR'S REPORT





To The Partners
City Planned Communities and
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying combined balance sheets of City Planned Communities and Tunicom LLC (F.K.A. Unicom Partnership, Ltd.
- Note 8) as of June 30, 2001 and 2000 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of City Planned Communities and Tunicom LLC (F.K.A. Unicom Partnership, Ltd.) as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with generally accepted accounting principles.






October 10, 2001

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED BALANCE SHEETS
JUNE 30, 2001 AND 2000
AUDITED

A S S E T S
	  2 0 0 1		  2 0 0 0
Property and equipment, at cost
 (Notes 1B, 5, 6C and 8):
  Building, including land only of
   $161,816 in 2001 and $1,085,579
	 of land in 2000	$	161,916	$	33,474,770
  Furniture and equipment		-		1,711,396
  China, glassware, silverware and
   utensils		-		41,713
		$	161,916	$	35,227,879
	Less accumulated depreciation
   and amortization		-		(9,740,474)

		$	161,916	$	25,487,405

Cash		165,722		1,665,025
Cash - restricted for tenants'
 security deposits		-		781,050
Note receivable - related parties		-		310,190
Real estate for sale - at cost
 (Note 5 and 8) - land		-		9,666
Deferred management fees -
 related party (Notes 1A ,4 and 8)		34,103		631,543
Funds held in escrow		-		584,283
Prepaid expenses		401,401		152,710
Other assets		-		497,968

TOTAL ASSETS	$	763,142	$	30,119,840

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:

  Mortgage loan payable, including
   $177,775 of accrued interest
   (Note 5 and 8)	$	-	$	26,844,048
  Notes payable - others		-		85,637
  Notes payable - related parties,
   including $5,944 of accrued
   interest, (Note 2)		-		35,944
  Accounts payable and accrued
   expenses (Note 3)		5,041		1,170,367
	Tenant security deposits		-		732,202
  Deferred interest (Note 5 and 8) 	-		2,212,612
  Option deposit (Note 6C and 8)		-		4,500,000

	$	5,041	$	35,580,810



See notes to combined financial statements.
II-32 (1 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
COMBINED BALANCE SHEETS
JUNE 30, 2001 AND 2000
AUDITED




LIABILITIES (CONTINUED):

COMMITMENTS AND CONTINGENCIES
 (Notes 4, 6, and 7)		-		-
PARTNERS' CAPITAL (DEFICIT)
 (Notes 4 & 6B)		758,101		(5,460,970)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)	$	763,142	$	30,119,840






































See notes to combined financial statements.
II-32 (2 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
AUDITED



	     2 0 0 1      2 0 0 0       1 9 9 9

REVENUES:

Net sale of assets
 (Note 8)	$	21,705,571	$	-	$	-
Interest and other
 income		50,487		13,832		18,818
Lease income (Note 6C)		-		5,744,412			5,352,291
Forgiveness of interest
(Note ?)	$	2,226,737	$	-	$	-

	$23,982,795		$	5,758,244	$	5,371,109

EXPENSES:

  General and adminis-
   trative (Note 4)	$	982,114	$	1,396,899	$	1,217,305

Taxes and insurance		92,046		624,761		507,265

	$	1,074,160	$	2,021,660	$	1,724,570

NET INCOME BEFORE DEPRE-
 CIATION, AMORTIZATION
 AND INTEREST:	$	22,908,635	$	3,736,584	$	3,646,539

OTHER EXPENSES:

  Interest (Note 1C)	$	272,309	$	2,259,354	$	2,306,611
  Depreciation and
   amortization		-	1,057,963		1,032,755

	$	272,309	$	3,317,317	$	3,339,366

NET INCOME	$	22,636,326	$	419,267	$	307,173












See notes to combined financial statements.
II-33



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED







	  2 0 0 1		   2 0 0 0      1 9 9 9


PARTNERS' CAPITAL
 (DEFICIT)- Beginning	$	(5,460,970)	$	(5,603,863)		$(5,683,263)

   Distributions
   (Notes 4 & 6B)		(16,417,255)		(848,936)		(1,572,000)

   Contributions
   (Notes 4 & 6B)		-		572,562		1,344,227
   Net income		22,636,326		419,267		307,173


PARTNERS' CAPITAL
 (DEFICIT) - Ending	$	758,101	$	(5,460,970)	$	(5,603,863)




























See notes to combined financial statements.
II-34



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

	  2 0 0 1		  2 0 0 0		  1 9 9 9
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Interest received   	$	144,191	$	1,428	$	18,818
  Cash paid - interest		(407,180)		(2,319,213)	(2,299,245)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(1,482,450)		(2,024,381)	(1,504,950)
  Net sales of property	 43,214,691		5,677,155		5,352,291

    Net Cash (Used) Pro-
     vided by Operat-
     ing Activities	$	41,469,252 $	1,334,989	$	1,566,914

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net	$	-	$	(160,480)$	(311,913)
Tenant security de-
   posits		-		(30,508)	36,997
Partners' (distribu-
   tions)contributions
   - net		(16,417,256)		(276,374) 	(227,775)

    Net Cash Provided
     (Used) by Invest-
     ing Activities	$(16,417,256)$	(467,362)$	(502,691)

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	200,611	$	(554,617)$	(454,621)
  Cash received (paid)
   notes & mortgages		(26,751,910)		(174,867)	(211,340)

    Net Cash (Used) Pro-
     vided by Financing
     Activities	$	(26,551,299)	$	(729,484)$	(665,961)









See notes to combined financial statements.
II-35



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED




	    2 0 0 1	     2 0 0 0	     1 9 9 9
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	(1,499,303)	$	138,143	$	398,262
CASH AND CASH EQUIVA-
 LENTS-BEGINNING OF
 YEAR		1,665,025		1,526,882		1,128,620
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR	$	165,722	$	1,665,025	$	1,526,882






































See notes to combined financial statements.
II-36



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED





	 2 0 0 1		  2 0 0 0 	  1 9 9

Reconciliation of net
 income to net cash
 provided (used)by
 operating activities:

  Net income 	$	22,636,326	$	419,267	$	307,173

Adjustments to reconcile
 net income (loss) to net
 cash provided (used) by
 operating activities:

  Decrease in property,
   plant & equipment	$	24,496,319	$	-	$	-
  Depreciation and
   amortization		-		1,057,963		951,325
  Increase (decrease)
   in accrued interest
   notes payable		(134,871)		(59,858)		(7,916)
  (Increase) decrease in
   prepaid expense		159,596		1,509		94,444
  Decrease (increase) in
   other assets and ac-
   counts receivable		-		60,314		64,693
  (Decrease) increase in
   accounts payable and
   accrued expenses		(1,165,326)		(144,206)		157,195
  Decrease in deferred
   management fee 		597,440		-		-
  Decrease in deferred
   profit		(2,987,200)		-		-
  Decrease in un-
   amortized interest		(2,212,612)		-		-
  Decrease notes re-
   ceivables		79,579		-		-

     Total Adjustments	$	18,832,925	$	915,722	$	1,259,741

NET CASH (USED) PROVIDED
 BY OPERATING ACTIVI-
 TIES	$	41,469,252	$	1,334,989	$	1,566,914



See notes to combined to financial statements.
II-37



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Organization, Operations and Principles of Combination

1.	City Planned Communities (Hereafter CPC)

	The Partnership was formed in 1968 and was engaged in the business of land sales in Broward County, Florida (the Partnership is relatively inactive).
The two fifty percent partners of CPC are All-State
Properties L.P. (a limited partnership) and NLI
Partners, Ltd. (a limited partnership).

2.	Tunicom LLC (Hereafter Tunicom)

	The limited liability coporation (formerly known as Unicom Parntership, Ltd.)was formed on October 27,
1986 to acquire land from CPC for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). Effective
July, 1997, Tunicom leased its property and in August 2000 the rental property was sold (Note 7).

3.	Basis for Combination

	All-State Properties L.P. and entities under common control with the partners of NLI Partners, Ltd. have a 93% limited partnership interest in Tunicom.
Accordingly, the beneficial owners of Tunicom are substantially the same as those of CPC. Therefore, the financial statements of CPC and Unicom are being presented on a combined basis to offer a more complete presentation of the related entities. All intercompany transactions have been eliminated in combination.

	In 1987, Tunicom purchased 78 acres of land from CPC. Due to the related ownership and control of the two entities and in accordance with prescribed accounting standards (Note 1D), the gross profit of approximately $3,158,000 from this sale, computed as follows, has been deferred until the current year when substantially all the property was sold and $2,987,200 profit was recognized.






II-38



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

A.	Organization, Operations and Principles of Combination
(Continued)

3. Basis for Combination (Continued)

	Selling price				$	4,000,000
	Cost of land and land development	(822,000)
	Closing costs					(20,000)
						$	3,158,000

		Pursuant to the Management Agreement with the deceased Managing Partner, the management fee related to this transaction was paid and the expense was deferred until the profit was recognized.

4.	Cash and Cash Equivalents

	For purposes of the statements of cash flows, the Company considers all unrestricted cash with maturities of three months or less to be cash equivalents. Bank Repurchase Agreements totaling
$78,982 and $1,584,666 were included in cash as of June 30, 2001 and 2000, respectively.

5. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

B.	Property and Equipment (Note 7)

1.	Building was depreciated using the straight-line
method over an estimated useful life of 40 years for financial statement purposes, whereas the modified accelerated cost recovery system (MACRS) method over 27-1/2 years is used for tax presentation. Since the company is a partnership, income or losses are reported by the partners. Accordingly, no tax effect results from the temporary differences.


II-39



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

	B.	Property and Equipment (Continued)

2.	Furniture and equipment were depreciated using MACRS for
both tax and financial statement presentation.
Differences between this method and other accelerated depreciation methods are not material.

3.	China, glassware, silverware and utensils were
represented by a base inventory. Additional acquisitions are expensed when purchased. The base inventory will only change if material variances occur.

C. Interest

	In accordance with FASB Nos. 34 and 67, Capitalization of
Interest Cost and Accounting for Costs and Initial Rental
Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its intended use. Thereafter, such expenses are period costs. During the years ended June 30, 2001, 2000 and 1999, total interest incurred of $272,309, $2,259,354 and $2,306,611, respectively was charged to operations.

D. Income Tax Reporting

	For income tax purposes, CPC reports on the cash basis of accounting while Tunicom reports on the accrual basis.
Both utilize the accrual basis of accounting for financial reporting purposes. No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.

NOTE 2 - NOTES PAYABLE - RELATED PARTIES

	 Funds advanced by various partners,
	 evidenced by unsecured demand notes,
	 bearing interest at prime rate.

				  2 0 0 1		  2 0 0 0

	 Total principal		$	-	$	30,000
	 Accrued interest			-		5,944

				$	-	$	35,944



II-40 (1 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED




NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES

	 Accounts payable and accrued
	 expenses at June 30, 2001 and
	 2000 consist of the following:

		  	 	   2 0 0 1	  2 0 0 0

	 Accounts payable		$	1,641	$	968,367
	 Real estate taxes			3,400		202,000
				$	5,041	$	1,170,367




































II-40 (2 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

	Management Agreements

	In a prior year, Tunicom entered into an agreement with an individual who is the general partner of All-State
Properties L.P., to oversee the day-to-day operations of the AARC. In the prior year Tunicom assigned a 5% interest of all available cash flows to the individual for services rendered. (See Note 6A)

NOTE 5 - MORTGAGE LOAN PAYABLE

	The mortgage balance of $27,638,956 was modified on July
28, 1995. The rate of interest was reduced to 8%, including servicing while the maturity date remained unchanged at January 1, 2029. The mortgage is insured by the Department of Housing and Urban Development (HUD) and is payable in monthly installments of $198,051. As a result of the mortgage modification $2,498,809 in accrued interest was forgiven. This amount is recorded as a deferred interest adjustment and is being amortized over the remaining term of the mortgage. Interest forgiveness was recognized in full upon sale of the property.

As of June 30, 2000 the outstanding indebtedness consisted of:

		  2 0 0 1	      2 0 0 0

	   Principal	$	-	$26,666,273
	   Interest		-		177,775

		$	-	$	26,844,048

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A.	Management Contract (See Note 4)

	On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company is paid a fee equal to 4% of the monthly revenue. The management agreement expires June 30, 2002.








II-41



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED



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

	   1.34% to F. Trace, Inc., the former general
             partner of Tunicom
	  49.33% to Newnel Partnership
	   3.60% to certain individuals who made cash advances to Tunicom on behalf of the Company
	  45.73% to the Company

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

		3.49% to the non-partner distributees

            As to the partners:
		1.00% to F. Trace, Inc. the former general
             partner of Tunicom
	  23.27% to the newly admitted limited partners
	  36.12% to Newnel Partnership
	  36.12% to the Company (including 3.60% given
	          	to certain individuals who made cash
		advances to Tunicom on behalf of the
             the Company)

           100.00%


II-42



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


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

		On March 10, 2000 the intended purchaser assigned its interest, rights and option to purchase the property to an unrelated Company. The Company purchased the property on August 16, 2000 (Note 8).

NOTE 7 - PENSION PLAN

	During year ended June 30, 1995, Tunicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.

NOTE 8 - SALES OF THE ADULT RENTAL RETIREMENT FACILITY

	In connection with the sale of the adult rental retirement facility which closed on August 16, 2001, Tunicom LLC
("Tunicom") (a limited liability corporation), was formed

II-43
(1 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED


NOTE 8 - SALES OF THE ADULT RENTAL RETIREMENT FACILITY (Continued)

On August 14, 2000 as the successor to Unicom Partnership,
Ltd. ("Unicom"). Since Tunicom succeeded to all of the assets and the liabilities of Unicom, all previous references to Unicom are referred to as Tunicom hereafter.

On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom LLC received net proceeds of $16,379,732. Tunicom distributed $16,200,000 to its partners and All-State Properties, L.P.'s share was approximately $5,800,000.
































II-43
(2 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS
JUNE 30, 2001, 2000 AND 1999
AUDITED

The combining financial statements for City Planned Communities
(CPC) and Tunicom LLC, (Tunicom) are presented as supplemental information to the combined financial statements. All significant transactions between CPC and Tunicom have been eliminated.
Descriptions of the eliminations are as follows:

(a) Cost of land purchased by Tunicom from CPC in 1987 has been adjusted to reflect the carrying value of property, computed as follows:

	    Land cost	$	250,578
	    Land development cost		571,704
 	    Closing cost		20,000

	    Carrying value of property	$	842,282
	    Selling price		(4,000,000)

	    Adjustment to land and construction in
	     progress and deferred profit	$	(3,157,718)
	    Amount realized on sale of property		2,987,200
		$	(170,518)

(b)	As of June 30, 1994, Tunicom borrowed approximately $12,700,000 from CPC for construction cost overruns on the AARC and has
issued demand notes to evidence the loans. Note activity is
detailed below:	  JUNE 30,
		    1994

	    Net cash loaned from CPC to Tunicom	$	12,703,031
	    Net accrued interest on notes	    648,079

		$	13,351,110

	    Allowance for loss - note receivable
	               June 30, 1990	$	(2,505,000)
	               June 30, 1991	 	(3,616,000)
	               June 30, 1992		 (1,815,511)
	    Unamortized discount		 (1,012,900)

		$	(8,949,411)

		$ 	4,401,699

	Interest on the notes was eliminated effective April 1, 1990.

	In June of 1995 CPC distributed to its partners the notes and interest receivable due from Tunicom (net of allowances and discounts). The partners agreed to contribute these obligations to the capital of Tunicom.

See notes to combined financial statements.
II-44



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS
JUNE 30, 2001
AUDITED

	    CITY		TUNICOM LLC				   COMBINED
	  PLANNED		           			   BALANCE
	COMMUNITIES	   		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment, at cost:
  Land	$	-	$	332,434	$	(170,518)(a)	$	161,916

	$	-	$	332,434	$	(170,518)		$	161,916

  Cash		-		165,722		-		165,722
  Deferred management
   fees - related
   party		34,103		-		-		34,103
  Other assets		-		401,401		-		401,401

TOTAL ASSETS	$	34,103	$	899,557	$	(170,518)		$	763,142





























See notes to combined financial statements.
II-45



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 2001
AUDITED

	    CITY		TUNICOM LLC				  COMBINED
	   PLANNED	 			 	    BALANCE
	COMMUNITIES	          		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Accounts payable
 and accrued
 expenses		-		5,041		-		5,041
Tenant security
 deposits		-		-		-		-
Deferred profit		170,518		-		(170,518)		-

	$	170,518	$	5,041	$	(170,518)	$	5,041
COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(136,415)		894,516		-		758,101

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	34,103	$	899,557	$	(170,518)	$	763,142






















See notes to combined financial statements.
II-46



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS
JUNE 30, 2000
AUDITED

	    CITY		 TUNICOM LLC   		  COMBINED
	   PLANNED		           			 	    BALANCE
	COMMUNITIES        		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment at cost:
  Building, includ-
   ing land of
   $4,235,832	$	-	$	36,629,493	$	(3,157,718)(a)$	33,471,775
  Furniture and
   equipment		-		1,711,396		-		1,547,231
  China, glassware,
   silverware and
   utensils		-		41,713		-		41,713

	$	-	$	38,385,597	$	(3,157,718)	$	35,227,879
   Less accumulated
   depreciation and
   amortization		-		(9,740,474)	-		(8,763,941)

	$	-	$	28,645,123	$	(3,157,718) 		$25,487,405

  Cash		306		1,664,719		-		1,665,025
  Cash - restricted
   for tenants'
   security deposits	-		781,050		-			781,050
  Notes receivable -
   Related party		225,116		85,074		-		310,190
  Real estate for
   sale - at cost -
   land		9,666		-		-			9,666
  Deferred management
   fees - related
   party		631,543		-		-			631,543
  Funds held in
    escrow		-		584,283		-			584,283
  Prepaid expenses		-		152,710	-				152,710
  Other assets		6,886		491,082		-			497,968

TOTAL ASSETS	$	873,517	$	32,404,041	$	(3,157,718)	$	30,119,840





See notes to combined financial statements.
II-47



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 2000
AUDITED

	    CITY		TUNICOM LLC		   	 	 COMBINED
	   PLANNED		           		 	    BALANCE
	COMMUNITIES	    		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable	$	-	$	26,844,048	$	-	$	26,844,048
Notes payable
 - others 		-		85,637		-		85,637
Notes payable -
 related parties		-		35,944		-		35,944
Accounts payable
 and accrued
 expenses		35,410		1,134,957		-		1,170,367
Tenant security
 deposits		-		732,202		-		732,202
Deferred profit  		3,157,718		-		(3,157,718)		-
Deferred interest 		-		2,212,612		-		2,212,612
Option deposit		-		4,500,000		-		4,500,000

	$	3,193,128	$	35,545,400	$	(3,157,718)	$	35,580,810

COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(2,319,611)		(3,141,359)		-		(5,460,970)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	873,517	$	32,404,041	$	(3,157,718)	$	30,119,840













See notes to combined financial statements.
II-48



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2001
AUDITED

	    CITY		TUNICOM LLC				  COMBINED
	   PLANNED					 	  STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	   OPERATIONS
REVENUES:

  Net sale assets	$	16,134	$	17,505,001	$2,987,200	$	20,508,335
  Interest and
   other income		1,758		48,729		-		50,487
  Forgiveness of
   interest		-		2,226,737		-		2,226,737
  Deferred profit
   on sale of land		2,987,200		-		(2,987,200)		-

	$	3,005,092	$	19,780,467	$	-	$	22,785,559
EXPENSES:

  General and
   administrative	$	604,640	$	377,474	$	-	$	982,114
  Taxes and
   insurance		-		92,046		-		92,046

	$	604,640	$	469,520	$	-	$	1,074,160

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	2,400,452	$	19,310,947	$	-	$	21,711,399

OTHER EXPENSES:

  Interest	$	-	$	272,309	$	-	$	272,309

NET(LOSS)INCOME	$	2,400,452	$	19,038,638	$	-	$	21,439,090













See notes to combined financial statements.
II-49



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2000
AUDITED

	   CITY		TUNICOM LLC		 	   COMBINED
	  PLANNED		                 		 	 STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	  OPERATIONS

REVENUES:

  Interest and
   other income	$	12,404	$	1,428	$	-	$	13,832
  Lease income		-		5,744,412		-		5,744,412

	$	12,404	$	5,745,840	$	-	$	5,758,244

EXPENSES:

  General and
   administrative	$	(1,730)	$	1,398,629	$	-	$	1,398,899
  Taxes and
   insurance		-		624,761		-		624,761

	$	(1,730)	$	2,023,390	$	-	$	2,021,660

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	14,134	$3,722,450	$	-	$	3,736,584

OTHER EXPENSES:

  Interest	$	12,767	$2,246,587	$	-	$	2,259,354
  Depreciation and
   amortization		-		1,057,963		-		1,057,963

	$	12,767	$3,304,550	$	-	$	3,317,317

NET (L0SS) INCOME	$	1,367	$	417,900	$	-	$	419,267











See notes to combined financial statements.
II-50



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1999
AUDITED

	    CITY		TUNICOM LLC				 COMBINED
	   PLANNED		           			 	  STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	   OPERATIONS
REVENUES:

  Interest and
   other income	$	12,371	$	6,447	$	-	$	18,818
  Lease income		-		5,352,291		-		5,352,291

	$	12,371	$	5,358,738	$	-	$	5,371,109

EXPENSES:

  General and admini-
   strative		1,980		1,215,325		-		1,217,305
  Taxes and in-
   surance		288		506,977		-		507,265

	$	2,268	$	1,722,302	$	-	$	1,724,570

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	10,103	$	3,636,436	$	-	$	3,646,539

OTHER EXPENSES:

  Interest	$	56,693	$	2,249,918	$	-	$	2,306,611
  Depreciation and
   amortization		-		1,032,755		-		1,032,755

	$	56,693	$	3,282,673	$	-	$	3,339,366

NET INCOME (LOSS)	$	(46,590)	$	353,763	$	-	$	307,173











See notes to combined financial statements.
II-51



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 2001, 2000 AND 1999
AUDITED

			 COMBINED
							 STATEMENT
	   CITY		TUNICOM LLC			OF PARTNERS'
	  PLANNED		           				  CAPITAL
	COMMUNITIES		        		ELIMINATIONS 	 (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
June 30,
 1998	$	(3,394,178)	$	(2,289,085)	$	-	$	(5,683,263)
Net Income
 (loss) -
 1999		(46,590)		353,763		-		307,173
Distribution		-		(1,572,000)		-		(1,572,000)
Contribution 		547,228		796,999		-		1,344,227
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1999	$	(2,893,540)	$	(2,710,323)	$	-	$	(5,603,863)
Net Income
 (Loss)2000		1,367		417,900		-		419,267
Distribution		-		(848,936)		-		(848,936)
Contribution		572,562		-		-		572,562
PARTNERS'
 CAPITAL
 (DEFICIT)-
 June 30,
 2000	$	(2,319,611)	$	(3,141,359)	$	-	$	(5,460,970)
Net income
 (loss) -
 2001		2,400,452		20,235,875		-	$	22,636,327
Distribution		(217,256)		(16,200,000)		-		(16,417,256)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 2001	$	(136,415)	$	894,516	$	-	$	758,101







See notes to combined financial statements.
II-52




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 2001
                                AUDITED
	   						COMBINED
	      CITY		TUNICOM LLC				STATEMENT
	    PLANNED		           			    OF
	   COMMUNITES	   		ELIMINATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Opera-
ing Activities:
	Interest received 	$	81,337	$	62,854	$	-	$	144,191
	Cash paid - interest		-		(407,180)		-		(407,180)
	Cash paid - suppliers,
	 employees and admini-
	 strative expenses		(35,724)		(1,446,726)		-		(1,482,450)
	Net sale of property		25,800		43,188,890		-		43,214,690

	   Net Cash (Used) Pro-
	    vided by Operating
	    Activities	$	71,413	$	41,397,838	$	-	$	41,469,251

Cash Flows from Invest-
ing Activities:
	Partner distribution	$	(217,256)	$	(16,200,000)$	-	$(16,417,256)

	   Net Cash (Used)
	    Provided by
	    Investing
	    Activities	$	(217,256)	$	(16,200,000)$	-$	(16,417,256)

Cash Flows from Financ-
ing Activities:
	Cash received (paid)
	 - related party	$	145,537	$	55,074	$	-$		200,611
	Cash (paid) received
- notes and mort-
	 gages		-		(26,751,910)	$	-$	(26,751,910)

	   Net Cash Provided
	    (Used) by Financ-
	    ing Activities	$	145,537	$	(26,696,836)$	-$	(26,551,299)







See notes to combined financial statements.
II-53



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 2001
                                AUDITED




						 	COMBINED
	      CITY		TUNICOM LLC			STATEMENT
	    PLANNED		           			    OF
	  COMMUNITIES	         		ELIMINATIONS	  CASH
FLOWS


NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	(306)	$	(1,498,997)	$	-	$(1,499,303)
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,664,719		-		1,665,025
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	-	$	165,722	$	-	$	165,722





























See notes to combined financial statements.
II-54



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2001
AUDITED

	   						COMBINED
	    CITY		TUNICOM LLC			STATEMENT
	   PLANNED		  			   	  OF
	 COMMUNITIES	  		ELIMINATIONS	CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activi-
 ties:

	Net income	$2,400,452	$	20,235,874	$	-        	$22,636,326

Adjustments to recon-
 cile to net cash provided
 (used) by operating
 activities:

	Decrease in Property,
	 Plant & Equipment		9,666		24,486,653	-		24,496,319
	Decrease in deferred
	 Management fees		597,440		-	-			597,440
	Decrease in deferred
	 Profit		(2,987,200)		-	-		(2,987,200)
	Decrease in un-
	 Amortized interest	-		(2,212,612)	-		(2,212,612)
	Decrease in accounts
	 payable and accrued
	 expenses		(35,410)		(1,129,916)		-		(1,165,326)
	Decrease of notes
	 receivable		79,579		-		-		79,579
	Decrease in prepaid
	 expenses		6,886		152,710		-		159,596
	Decrease in notes
	 Payable		-		(134,871)		-		(134,871)

	   Total Adjust-
	    ments	$	2,329,039	$	21,161,964	$	-	$	18,832,925

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES	$	71,413	$	41,397,838	$	-	$41,469,251





See notes to combined financial statements.
II-55



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 2000
                                 AUDITED
  	  CITY		TUNICOM LLC			      COMBINED
	 PLANNED		           			 	 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
	Interest received	$	-	$	1,428	$	-	$	1,428
	Cash paid - interest	(100,619)		(2,218,594)		-		(2,319,213)
	Cash paid - suppliers,
   employees and admini-
	 strative expenses		-		(2,024,381)		-		(2,024,381)
	Lease income		-		5,677,155		-		5,677,155
	  Net Cash (Used)
	   Provided by Opera-
     ting Activities	$	(100,619)	$	1,435,608	$	-	$	1,334,989

Cash Flows from Invest-
 ing Activities:
	Capital expendi-
	 tures - net	$	-	$	(160,480)	$	-	$	(160,480)
	Escrow funding		-		-		-		-
	Tenant security de-
	 posits - net		-		(30,508)		-		(30,508)
 	Partner contribution
	 (distribution) (Net)	572,562		(848,936)		-		(276,374)

	 Net Cash (Used) Provided
	  by Investing Acti-
	  vities	$	572,562	$	(1,039,924)	$	-	$	(467,362)

Cash Flows from Fi-
 nancing Activities:
	Cash received
  (paid) - related
	 party	$	(471,943)	$	(82,674)	$	-	$	(554,617)
	Cash (paid)
   received -
   notes and
   mortgages		-		(174,867)		-		(174,867)

	 Net Cash Provided
	  (Used) by Financ-
	  ing Activities	$	(471,943)	$	(257,541)	$	-	$	(729,484)

See notes to combined financial statements.
II-56



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2000
AUDITED

  	  CITY		TUNICOM LLC				COMBINED
	 PLANNED		            				 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS

NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	138,143	$	-	$	138,143
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,526,576		-		1,526,882
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,664,719	$	-	$	1,665,025



































See notes to combined financial statements.
II-57



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2000
AUDITED

  	  CITY		TUNICOM LLC 			      COMBINED
	 PLANNED		           					 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activities:

	Net income (loss)	$	1,367	$	417,900	$	-	$	419,267

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 used) by operating
 activities:

	Depreciation and
	 amortization	$	-	$	1,057,963	$	-	$	1,057,963
	(Decrease) in
	 interest payable		(87,851)		27,993		-		(59,858)
	(Increase) in
	 prepaid expenses		-		1,509		-		1,509
	(Increase) in other
	 assets and accounts
	 receivable		(12,405)		72,719		-		60,314
	Increase (decrease)
	 in accounts payable
	 and accrued expenses	(1,730)		(142,476)		-		(144,206)

	 Total Adjustments	$	(101,986)	$	1,017,708	$	-	$	915,722

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES	$	(100,619)	$	1,435,608	$	-	$	1,334,989













See notes to combined financial statements.
II-58




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)

COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1999
AUDITED

	 CITY		TUNICOM LLC 	     		 COMBINED
	PLANNED		                  	ELIMI-		STATEMENT OF
	COMMUNITIES	        		NATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Interest received		12,371		6,447		-		18,818
  Cash paid - interest		(72,708)		(2,226,537)		-		(2,299,245)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(2,268)		(1,502,682)		-		(1,504,950)
  Lease income		-		5,352,291		-		5,352,291
    Net Cash (Used)
     Provided by Oper-
     ating Activities	$	(62,605)$	1,629,519	$	-	$	1,566,914

Cash Flows from Invest-
 ing Activities:
  Capital expenditures-
   net	$	-	$	(311,913)	$	-	$	(311,913)
  Escrow funding		-		-		-		-
  Tenant security
   deposits - net		-		36,997		-		36,997
  Partner contribution
   (distribution) (Net)$	547,226	$	(775,001)	$	-	$	(227,775)

	Net Cash (Used) by
	 Investing Acti-
	 vities	$	547,226	$	(1,049,917)	$	-	$	(502,691)

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	(484,621)	$	30,000	$	-	$	(454,621)
Cash (paid) received -
 notes and mortgages		-		(211,340)		-		(211,340)

	Net Cash Provided
	 (Used) by Financ-
	 ing Activities	$	(484,621)	$	(181,340)	$	-	$	(665,961)




See notes to combined financial statements.
II-59



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1999
AUDITED

	 CITY		TUNICOM LLC	     		COMBINED
	PLANNED		          	ELIMI-		STATEMENT
OF
	COMMUNITIES	    		NATIONS	 CASH FLOWS

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	398,262	$	-	$		398,262
 CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,128,314		-		1,128,620
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,526,576	$	-	$		1,526,882


































See notes to combined financial statements.
II-60



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 1999
                                 AUDITED
	   CITY		TUNICOM LLC			   	  COMBINED
	 PLANNED						STATEMENT OF
	COMMUNITIES				ELIMINATIONS	CASH FLOWS
Reconciliation
 of net profit
 (loss) to net
 cash provided
 (used) by
 operating acti-
 vities:

  Net income
   (loss)	$	(46,590)	$	353,763	$	-		$	307,173

Adjustments to
 reconcile net
 income (loss)
 to net cash prov-
 ided (used) by
 operating activ-
 ities:

  Depreciation and
   amortization	$	-	$	951,325	$	-		$	951,325
  (Decrease) in
   interest pay-
   able		(18,283)		10,367		-			(7,916)
  (Increase) in pre-
   paid expenses		-		94,444		-			94,444
  (Increase) in
   other assets and
   accounts receiv-
   able		-		64,693		-			64,693
  Increase in accounts
   payable and accrued
   expenses		2,268		154,927		-			157,195

   Total Adjust-
    ments	$	(16,015)	$	1,275,756	$	-		$	1,259,741

NET CASH PROVIDED
 (USED) BY OPERA-
 TING ACTIVITIES	$	(62,605)	$	1,629,519	$	-		$	1,566,914





See notes to combined financial statements.
II-61





ITEM 8.	SUPPLEMENTARY DATA

(a) Selected quarterly financial disclosure date.

			Not required.

(b) Information on the effects of changing prices.

			Not applicable.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

			Not applicable










































II-62




PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           72        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997


ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2001

NAME OF INDIVIDUAL OR	     REGISTRANT'S SHARE
 NUMBER OF PERSONS            CAPACITIES	           OF CASH
      IN GROUP             IN WHICH SERVED       COMPENSATION

Stanley R. Rosenthal       General Partner	     $   -0-

All officers as a group (1 person)	         $   -0-


	Effective August 1, 1995 with HUD approval, Tunicom LLC. began to self manage its retirement community. (See Item 1(b)(1)(i)(a)). A management fee of 4% of total income is being paid to the partners assuming managerial responsibility. The General Partner of the Registrant (Stanley R. Rosenthal) has been functioning as Managing Partner of Tunicom and is retaining that responsibility, as well as management of the facility.

	Registrant's share of Mr. Rosenthal's portion of the management fee is approximately $90,000 per year.




III-1





ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

	The following table sets forth as of June 30, 2001 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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

       1.34% to F. Trace, Inc., the former general partner of Tunicom 49.33% to Newnel Partnership
       3.60% to certain individuals who made cash advances on
             behalf of the Company
      45.73% to the Company

     100.00%

	Subsequently, of the holders of the 26.76%, individuals receiving 23.27% were admitted as limited partners of Tunicom, with the 3.49% remaining as non-partner distributees. Restating the above to reflect the admission of the aforesaid individuals as limited partners, the cash flow available for distribution after the payment of the $13,351,210 will be distributed as follows:

       3.49% to the non-partner distributees

             As to the partners:
       1.00% to F. Trace, Inc., the former general partner of Tunicom 23.27% to the newly admitted limited partners
      36.12% to Newnel Partnership
      36.12% to the Company (including 3.60% given to certain indivi-duals who made cash advances to Tunicom on behalf of the Company

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






III-3



PART IV

ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2001 and 2000		II-14

		Statements of Operations for the years ended
		   June 30, 2001, 2000, and 1999				II-15

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2001,
		2000 and 1999			II-16

		Statements of Cash Flows for the years ended
		June 30, 2001, 2000 and 1999		II-17/18

		Notes to Financial Statements for the years
		ended June 30, 2001, 2000 and 1999			II-19/29

		Combined Financial Statements of City Planned
		Communities (a partnership) and Tunicom
		Partnership Ltd. (a limited partnership) for
		the years ended June 30, 2001, 2000 and 1999	II-32/61


All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

	(b) (1)	REPORTS ON FORM 8-K
			PAGE NO. OR INCORPORATION
	(C)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
	  	due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986

	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)   Exhibits indicating computa-	IV-5
	tion of earnings per unit for
	the years ended June 30, 2001,
	2000 and 1999.

(22)	Subsidiaries of the Registrant:

	                     State of
                            Incorporation
	Name               or Organization      Ownership

	Wimbledon Develop-      Florida             99%
         ment Ltd.

   (d)	     NONE

	     Signature Page     IV-6

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2001, 2000 AND 1999



	2 0 0 1	        2 0 0 0        1 9 9 9
Computation of pri-
 mary earnings per
 unit:

    Units issued		3,118,303		3,118,303		3,118,303

Add: Unit equivalent


 (incremental units):

	Debentures conv-
    ertible at $1.00	-		-		-
	Debentures conv-
    ertible at $3.00	31,952		31,952		31,952

	 	 3,150,255(A)   	3,150,255(A)	3,150,255(A)

Net Income (Loss)
 Before Extraordinary
 Items	$ 	6,843,331	$	(174,197)	$	(235,948)

Computation of Fully
 diluted income (loss)
 per unit Before Extra-
 ordinary Items	$     2.19	$     (0.05)		$     (0.08)

Net Income (Loss)
 After Extraordinary
  Items	$	 6,843,331	$	(174,197)	$	(235,948)


Computation of Fully
 diluted income (loss)
 per unit after Extra-
 ordinary Items	$     2.19	$     (0.05)	$    (0.08)

(A)	Weighted average number of units outstanding










See notes to financial statements.
IV-5




SIGNATURES






	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   ALL-STATE PROPERTIES L.P.


                By:
                   		  STANLEY R. ROSENTHAL
			  General Partner


Date:  October 17, 2001


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                           General Partner 			      October 17, 2001
STANLEY R. ROSENTHAL   (Chief Executive Officer)            DATE























IV-6