Form 10-K
period 2000-06-30
ALL STATE PROPERTIES LP
filed 2001-11-21
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2000                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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

	        Registrant's principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

		(i)   Through a 36.12% owned Florida limited
partnership, Unicom Partnership Ltd.(Unicom),Registrant was engaged in the operation of an adult rental apartment project on 78.2 acres of land. (See Item 1(b)(1)(i)(a) and Note 2 to financial statements.)

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

		(i) (a)   Adult Rental Apartment Project

		In April, 1987, CPC sold approximately 78 acres of land to Unicom for the purpose of constructing a 324-unit adult apartment rental project on the land. Registrant holds a 36.12% limited partnership interest in Unicom. (See Note 2 to financial statements)

		The monthly rentals range from $2,800 per month for the one-bedroom units to $3,100 per month for the two-bedroom units, and include food service, maid service and electricity. The facility is 98-percent leased and occupied.

		The property is self-managed. A management fee of 4% of total income is paid to the partners assuming the managerial responsibility. The management arrangement was approved by HUD. (See Item 11.)

		On July 28, 1995, Unicom Partnership Ltd.
(Unicom), successfully concluded a reassignment and reinstatement of its mortgage note in the amount of $27,638,955.87 from the Department of Housing and Urban
Development (HUD) to the Government National Mortgage
Association (GNMA). The reinstated, reinsured mortgage will mature on January 1, 2029. It bears interest at the rate of eight (8%) percent per annum, which includes a 0.25% servicing fee. In addition, Unicom pays one-half of one percent per annum mortgage insurance premium.

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

		Prior to the closing, the Optionee assigned its option to acquire Forest Trace. On August 16, 2000, the transaction was consummated and closed with F.C. Forest
Trace L.L.C., the present owner. The purchase price was $47,159,295, including the outstanding principal balance plus accrued interest on the existing mortgage in the amount of $26,720,254,which was satisfied at closing. After giving effect to various adjustments, prorations and credits, including the deposit of $4,500,000 previously accounted for, the seller received net proceeds of $16,379,732. After payment of a brokerage commission in the amount of $232,190 and bonuses in the amount of $200,000 to key employees of Forest Trace, none of whom were employees of the Company, $15,000,000 was distributed to partners. The remaining balance of $947,542 is being held subject to true-up on November 15, 2000 of net operating income from the facility for the four months ending October 31, 2000. The Company's share of the $15,000,000 distribution was $4,665,012. (See
Item 7). Of the amount distributed to the Company, $769,038 was used to pay liabilities and $2,638,324 was used to pay the Company's outstanding debentures together with accrued interest thereon. The balance in the amount of $1,257,650 has been retained by the Company, and together with its share of the $947,542 being held, will determine the amount of any distribution to the unit owners, subject to any unforeseen results from litigation discussed in Item 3, Legal Proceedings.

	In a related transaction, the partners of Unicom formed a new limited partnership called Newall Assisted
Living Ltd. ("Newall"), which entered into a joint venture as a 50% partner with a company related to CareMatrix. The new entity, Newall-Chancellor 69th Avenue Associates, was formed to build a 120-unit assisted living facility on 4.2 acres of land to be purchased from Unicom at a price to be agreed upon. Chancellor agreed to provide all the necessary financing to erect and open the assisted living facility.

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

		At June 30, 2000 Unicom held 78 acres on which it completed the construction of a 324 unit adult rental apartment project. See item 1(b)(1)(i)(a).


		The Company has outstanding 4% subordinated convertible debentures that became due September 30, 1989
(the Debentures) in the aggregate principal amount of $1,627,112. Accrued interest thereon aggregated $1,001,406 at June 30, 2000. The payment of the interest and principal on the Debentures is subordinate to payment of certain senior debt which remains outstanding. Consequently, the Registrant has been prohibited from paying the Debentures since maturity. On August 23, 2000, the Debentures and accrued interest thereon were paid. (See Notes 5 and 13)

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

	There were no trades made through the
Registrant's matching service for the years ended June 30, 1993 through June 30, 2000. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2000, there were 1,202 holders
of record of 2,839,961 limited partnership interests, excluding individual participants in security nominee or street names.

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

		As of June 30, 2000, 1,548 of the 2,750
record holders of limited partnership interests holding
278,104 units had not submitted their stock certificates for exchange.

	(c)(d)	The Company never paid cash dividends on its
common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989.















II-


ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 0		 1 9 9 9		 1 9 9 8		 1 9 9 7		 1 9 9 6
REVENUE:
 Equity in net earnings
  (loss) of real estate
  partnerships	$	683	$	(23,295)	$	(34,380)	$	(82,532)	$	(76,228)$
 Other income		6,082		 7,364		49,763		328,171		99,341

    Total	$	6,765	$	 (15,931) $	15,383	$	245,639	$	23,113
Income (loss) before
 Extraordinary Items	$	(174,197)	$	(235,948) $	(151,977)	$	(141,963)	$	(330,087)

Net Income (Loss)	$	(174,197)	$	(235,948).$	(151,977)	$	(141,963)	$	(330,087)
Per Share/Unit -
 fully diluted:
  Net income (loss) be-
   fore Extraordinary Items	$     (.05)	$     (.08)	$     (.05)	$     (.05)	$     (.10)

Net Income (Loss)	$     (.05)	$     (.08)	$     (.05)	$     (.05)	$     (.10)

SELECTED BALANCE SHEET DATA
 Total Assets	$	6,526	 $	21,635	$	6,993	$	28,806	$	222,911

Notes, mortgages and con-
 struction loans	$	612,077	$	573,225	$	430,600	$	427,117	$	452,595
4% convertible debentures,
 due 1989 including
 accrued interest	$2,628,518	$2,563,433	$	2,498,349	$2,433,265	$	2,368,181

    Total	$	3,240,595	$3,136,658	$	2,928,949	$	2,860,382	$	2,820,776

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$	NONE	$	NONE	$	NONE

See notes to financial statements.
II-2



CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND UNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	 2 0 0 0    	1 9 9 9		1 9 9 8		1 9 9 7		1 9 9 6

Sales and rental
 of real estate	$		$         -		$	-	$	10,449,562	$	10,186,182
Lease Income		5,744,412		5,352,291		4,755,196		-		-
Interest and other
 income		13,832		    18,818	  	114,134		90,035		74,341

Total Revenues	$	5,758,244	$	 5,371,109	$	4,869,330	$	10,539,597	$	10,260,523

Net Income(Loss)
 Before Extra-
 ordinary Items	$	419,267	$	307,173	$	140,884	$	 450,995 	$	224,775

Net Income(Loss)	$	419,267	$	307,173	$	140,884	$	 450,995 	$	224,775

SELECTED BALANCE
 SHEET DATA

Total Assets	$	30,119,840	$	30,597,154	$	30,948,582	$	31,006,067	$	31,866,913

Partners' Cash
 Distributions	$	848,936	$	1,572,000	$	5,001,156	$	NONE	$	NONE


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

II-4






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

	See Notes 12 and 13 to the financial statements relative to lease and option to purchase agreement entered into by Unicom Partnership Ltd.






























II-5



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

100.00%

	The amount of the distribution to be received by the Company is the same under both of the above calculations.
II-6






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

RESULTS OF OPERATIONS

	REVENUES	Revenues decreased by 200% for the year ended
June 30, 1999 as compared to 1998 as a result of the sale of land and condominium units in 1998.

	COSTS AND EXPENSES The total costs and expenses for the year ended June 30, 1999 increased by 33% due to the turnover of the Wimbledon Condo to the unit owners (Item
1(b)(i)(I)(b))

Net Loss	Net loss was increased by 55%.


	See Notes 12 and 13 to the financial statements relative to a lease and option agreement entered into by Unicom
Partnership Ltd.

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

Expenses increased by 20% for the fiscal year ended June 30, 2000 compared to June 30, 1999.

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

Expenses increase by 10% for the fiscal year ended June 30, 1999 compared to the fiscal year ended June 30, 1998.

Net Income decreased by 3%.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)(NOTE 1A)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
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

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT AUDITOR'S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2000, 1999 and 1998 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2000, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




October 9, 2000

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 2000 AND 1999
(AUDITED)
A S S E T S
	             JUNE 30
						2 0 0 0       1 9 9 9      1 9 9 8
Cash	$	5,316	$	20,425	$	4,037

Other Assets	$	1,210	$	1,210		2,956

Total Asset 	$	6,526	$	21,635	$	6,993

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:
  Notes payable (Notes 4	$	612,077	$	573,225	$	430,600
   and 8) 4% convertible
   subordinated debentures
   (Notes 5 and 8)		2,628,518		2,563,433		2,498,349
  Partnership distributions
   payable (Note 9)		252,496		252,496		252,496
  Notes payable - related
   party (Note 2)		225,116		194,805		166,750
  Accounts payable and
   other liabilities
   (Note 7)		43,319		30,474		33,412

	$	3,761,526	$	3,614,433	$	3,381,607
DEFICIENCY IN PARTNERSHIPS:
  Undistributed earnings
   (loss) of partnerships
   (Notes 1C, 1D, 2 and 4)	$	1,033,229	$	1,015,561	$992,266

COMMITMENTS AND CONTINGENCIES
 (Notes 2,11 and 12)	$	-	$	-	$	-

PARTNERS' CAPITAL (DEFICIT):
  Partners' capital (deficit)
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 4, 6 and 9)	$(4,558,180	)	$(4,383,983	)	$	(4,148,035)
  Notes receivable-officers/
   partners including
   accrued interest of
   $90,191 in 2000 1 and
   $84,518 in 1999 (Note 3)		(230,049)		(224,376)		218,845

	$	(4,788,229)	$	(4,608,359)$	(4,366,880)
TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)	$	6,526	$	21,635	$	6,993



See notes to financial statements.
II-14



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED


	  2 0 0 0		   1 9 9 9	   1 9 9 8
REVENUES (Note 10):

  Income (loss) from real
   estate partnership
   (Note 2)	$	683	$	(23,295)	$	(34,380)
  Interest and dividend
   income (Note 3)		6,082		7,364		9,448
  Other		-		-		26,815
  Sale of land and
   condominium units		-		 -		13,500

	$	6,765	$	(15,931)	$	15,383

COST AND EXPENSES:


  Selling, general and
   administrative
   expenses(Note 1E)		46,270	$	 99,937	$	 31,441
  Interest (Notes 1E,
   4 and 5)		134,692		120,080		119,529
  Cost of land and
   condominiums sold		-		 -		16,390

      Total		180,962	$	220,017	$	167,360

NET LOSS		(174,197)	$	(235,948)	$	(151,977)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)	$    (0.05)	$    (0.08)	$    (0.05)


CASH DISTRIBUTIONS PER
 UNIT	$	NONE	$	NONE	$	NONE













See notes to financial statements.
II-15




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

							  NOTES		   TOTAL
							RECEIVABLE		 PARTNERS
	   NUMBER		 GENERAL		  LIMITED		 OFFICERS/		 CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)
BALANCE - June 30, 1997		3,118,065	$	2	$	(3,996,060)	$	(213,273)	$	(4,209,331)

Net loss		-		-		(151,977)		-		(151,977)
Net increase in notes receivable-
 partners		-		-		-		(5,572)		(5,572)


BALANCE - June 30, 1998		3,118,065	$	2	$	(4,148,037)	$	(218,845)	$	(4,366,880)

Net loss		-		-		(235,948)		-		(235,948)
Net increase in notes receivable-
 partners		-		-		-		(5,531)		(5,531)

BALANCE - June 30, 1999		3,118,065	$	2	$	(4,383,985)	$	(224,376)	$	(4,608,359)

Net loss		-		-		(174,197)		-		(174,197)
Net increase in notes receivable-
 partners		-		-		-		(5,673)		(5,673)

BALANCE - June 30, 2000		3,118,065	$	2	$	(4,558,182)	$	(230,049)	$	(4,788,229)







See notes to financial statements.
II-16




ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 0		1 9 9 9		  1 9 9 8
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1G)

Cash Flows from Operating
 Activities:

	Cash received principally
	 from rental activities
	 and sale of condominiums	$	-	$	-	$	9,051
	Interest and dividends
	 and other income received	1,079		1,833			48,828
	Cash paid for selling,
	 general and administrative
	 expenses		(33,425)		(101,130)			(61,349)
	Interest paid		(42,710)		(12,457)		(94,051)

	   Net Cash (Used)
      Provided by Operating
	    Activities	$	(75,056)	$	(111,754)	$	(97,521)

Cash Flows from Financing
 Activities:

	Proceeds(Payment) from
	 notes payable - net		24,359	$	113,044	$	45,461
	Proceeds (payments) on
	 note-related party - net		17,237		15,098		42,665

	   Net Cash Provided
	    (Used) by Financing
	    Activities	$	41,596	$	128,142	$	88,126

Cash Flows from Investing
 Activities:

	Distribution from partner-
	 ship		18,351		-		-

	   Net Cash Provided (Used)
	    by Investing Activities	18,351		-		-







See notes to financial statements.
II-17 (1 of 2)



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED


	2 0 0 0		1 9 9 9		  1 9 9 8

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	(15,109)	$	16,388	$	(9,395)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		20,425		4,037		13,432

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	5,316	$	20,425	$	4,037







































See notes to financial statements
II-17 (2 of 2)



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 0		  1 9 9 9		  1 9 9 8
Reconciliation of net (loss)
 to net cash (used) provided
 by operating activities:

   Net (Loss)	$	(174,197)	$	(235,948)	$	(151,977)

Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating
 activities:
  Cost of real estate sold 	$	-	$	 -	$	12,000
  (Profit) Loss from real estate
   partnership		(683)		23,295		 34,380

Changes in assets and liabilities:
  Increase (Decrease) in
   accrued interest -
   notes payable		14,493		29,581		(41,978)
  Increase in accrued interest
   - related party notes (net)	13,074		12,958		57,324
  (Increase) in notes receiv-
   able - partners		(5,673)		(5,531)		(5,572)
  Decrease (increase) in other
   assets		-		1,746		418
  Increase in 4% convertible
   subordinated debenture accrued
   interest		65,084		65,084		65,084
  (Decrease) increase in
   accounts payable and other
   liabilities		12,846		(2,939)		(67,200)

   Total Adjustments	$	99,141	$	124,194	$	54,456

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(75,056)	$	(111,754)	$	(97,521)













See notes to financial statements.
II-18



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
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

Through a 36.12% owned Florida limited partnership, Unicom Partnership Ltd. (Unicom), The Partnership is engaged in the operation of a 324-unit adult rental apartment project on 78.2 acres of land.

Through a 50% owned real estate joint venture, City
Planned Communities (CPC), The Partnership was engaged in the development and sale of commercial and residential land.

Through a 99% owned Florida limited partnership, Wimbledon Development Ltd. (Wimbledon), The
Partnership sold a condominium development.

B. Operations and Income Recognition

The Company was primarily engaged, in South Florida, in the development and sale of land through a 50% owned real estate partnership, City Planned Communities which is substantially inactive as of June 30, 2000, except for various intercompany loans and advances (Note 2).

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
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

C.	Condominiums

	Revenues from the sale of condominiums are recorded at the time of closing. Construction costs, as outlined in FASB No. 67, Accounting for Cost and Initial Rental
Operations of Real Estate Projects, are allocated to individual units based on relative sales value of each unit.

D.	Real Estate Held for Sale and Development

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

	In accordance with FASB No. 34, Capitalization of
Interest Cost, interest costs on qualifying assets under construction are capitalized until the assets are ready for their intended use. Thereafter, such expenses are a period cost. During the years ended June 30, 2000, 1999 and 1998, total interest incurred of $134,692, $120,080 and $119,529 respectively were charged to current operations.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
AUDITED




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

	E.	Income (Loss) Per Partnership Unit

	Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. No effect is given to the convertible debentures that are dilutive and have been repaid subsequent to June 30, 2000. (See Note 5).

	F.	Cash and Cash Equivalents

	For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

	G.	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles may require management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

	The Company owns a 50% interest in City Planned Communities (a general partnership) (CPC). In September 1986, the
Company acquired a 49.5% (subsequently adjusted to 36.12%)
(Note 2) limited partnership interest in a limited partnership, Unicom Partnership Ltd (Note 12). The beneficial owners of Unicom Partnership Ltd. were substantially the same as the beneficial owners of City
Planned Communities. Unicom Partnership Ltd. acquired land from City Planned Communities and has constructed an adult apartment rental community.

	CPC advanced approximately $12,700,000 to Unicom. The funds have been used by Unicom to fund project costs and the operating deficit. In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Unicom's capital.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
AUDITED




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

	The Company's share of Unicom's income (loss) was $150,945 in 2000, $(127,779) in 1999 and $(104,772) in 1998.

	The details of the related party obligations between City
Planned Communities and the Company are as follows:

                                       JUNE 30,
                 			   2 0 0 0		  1 9 9 9  	  1 9 9 8
	Note receivable from City
	Planned Communities -
	Unsecured demand loan,
	interest at 8.5% per
	annum including accrued
	interest 	$	-	$	17,906	$	33,592

	Note payable to City
    Planned Communities -
    unsecured demand loan,
    interest at 8.5% per
    annum, including
    accrued interest		(225,116)		(212,711)		(200,342)


	   NET	$	(225,116)	$	(194,805)$		(166,750)

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

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

			100.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

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

		The notes receivable in the amount of $230,049, including accrued interest, mature July 2001 and accrue interest at 4% per annum.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

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


		  2 0 0 0	  1 9 9 9	 1 9 9 8
NOTE 4 - NOTES PAYABLE

	Notes payable at June 30
        	consist of the following:

	Notes payable - individual  (in-
       	cluding   accrued   interest  of
$10,852,  $7,124 and  $3,127 re-
spectively)   due   December 31,
2000. Interest at 10% per annum.
The  Company  assigned a 1% par-
ticipation in  profits  and cash
flow   from   Unicom   or   City
Planned Communities in order to
	obtain this  loan.  (Notes 2 and
	10).	$	48,026	$	44,298	$	40,301

	Note payable - individuals  (in-
	cluding  accrued   interest   of
	$92,764, $81,999 and $56,415 re-
	spectively) due on demand, inter-
	est from 8.5% to 15%  per annum,
	unsecured.  The Company assigned
	7.5% of its potential  distribu-
	tions from City Planned Communi-
	ties to the individuals in order
	to obtain  this  loan and  other
	funds advanced on the  Company's
	behalf. (See Note 2).		     564,052  	528,927		390,299

ALL STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

NOTE 4 - NOTES PAYABLE (Continued)
				 2 0 0 0		  1 9 9 9	 1 9 9 8

				$	612,078	$	573,225	$	430,600

	The notes and accrued interest totaling $612,077 will mature during the year ending June 30, 2001.

NOTE 5 - 4% CONVERTIBLE SUBORDINATED DEBENTURES

	The 4% convertible subordinated debentures at June 30, consist of the following:

		    2 0 0 0	  1 9 9 9     1 9 9 8


	Convertible at $3
	per unit	$	1,625,301	$	1,625,301	$	1,625,301
	Convertible at $1
	per unit		1,811		1,811		1,811
	Accrued interest
	 (Note 8)		1,001,406		936,321		871,237

		$	2,628,518	$	2,563,433	$	2,498,349

	Subsequent to June 30, 2000, the debentures and accrued interest were repaid from the proceeds received from Unicom
Partnership Ltd's sale of its adult rental project. (See Note
13).

NOTE 6 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company's income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership's approximate income (losses) for tax reporting purposes for the years ended June 30, 2000, 1999 and 1998 aggregated ($170,000), ($236,000) and
($160,000), respectively, which approximates income (losses) of ($0.05), ($0.08) and income of ($0.05) per unit, based on 3,118,065 outstanding partnership units.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

NOTE  7 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		  2 0 0 0	   1 9 9 9	    1 9 9 8

		Fees		16,485		8,705		9,581
		Other		26,833		21,769		23,831

		$	43,318	$	30,474	$	33,412

NOTE 8 - ACCRUED INTEREST

         Accrued interest con-
         sists of the following:
		  2 0 0 0   1 9 9 9   1 9 9 8
	   Interest payable included
	    in notes payable (Note 4)	$	103,616	$	89,123	$	56,415
	   Interest included in 4%
	    convertible subordinated
	    debentures (Notes 5
	    and 10)		1,001,406		936,321		871,237

		$	1,105,022	$1,025,444	$	927,652

NOTE 9 -	PARTNERS' CAPITAL (DEFICIT)

	As of June 30, 2000, there are 1,548 shareholders holding 278,104 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June
30, 2000, has declared accumulated distributions of $.85 per each unit of partnership outstanding. The partnership distributions payable represent the Company's liability if the stock certificates are converted into partnership units.

		The Company did not make cash distributions to its units owners during years ended June 30, 2000, 1999 and 1998.

NOTE 10 - RESTRUCTURED FINANCING

		In October of 1993, the Company was liable on a bank interest and principal totaling $270,974 on two outstanding obligations (See Note 4). A limited partner of the Company purchased

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

NOTE 10 - RESTRUCTURED FINANCING (Continued)

	the obligation from the bank for $125,000 and advanced another $25,000 to the Company. The Company and the individual entered into a modification of the original mortgage and also assigned to the individual a 1% participation in profits and cash flows from Unicom or City
Planned Communities.

	The obligation originally maturing on August 1, 1995 was extended to and modified as of August 1, 1997 converting all unpaid interest to principal and all principal will accrue interest at 10% per annum. This new note and accrued interest is due December 31, 2000.

NOTE 11 - LEGAL PROCEEDINGS

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

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED


NOTE 12 - UNICOM PARTNERSHIP LTD - LEASE AGREEMENT

	Effective July 1, 1997, Unicom entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser can purchase the property or cancel the option and forfeit their deposit. The agreement called for the tenant to pay Unicom a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant retained $821,712, $1,175,000, and $1,275,000, respectively, during the three year period, and Unicom was paid all other remaining revenue from the facility.

NOTE 13 - UNICOM PARTNERSHIP LTD - SUBSEQUENT EVENT

	On March 10, 2000, the tenant in the above mentioned lease agreement assigned its interest, rights and option to purchase the property to an unrelated company. In Jun 2000, a new purchase agreement for the sale of the Project's facility was executed. On August 16, 2000, the facility, including the real property and certain tangible and intangible assets were sold for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Unicom Partnership Ltd. received net proceeds of $16,379,732. Unicom distributed $15,000,00 to its partners and All-State Properties, L.P.'s share was approximately
$4,700,000, which was used to pay the Company's outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038. The Company will determine the amount of any distributions to the unit owners.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED COMPILED FINANCIAL STATEMENTS
JUNE 30, 2000
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

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT AUDITOR'S REPORT





To The Partners
City Planned Communities and
Unicom Partnership Ltd.
Lauderhill, Florida

We have audited the accompanying combined balance sheets of City Planned Communities and Unicom Partnership Ltd. as of June 30, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of City Planned Communities and Unicom Partnership Ltd. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.







October 9, 2000

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED BALANCE SHEETS
JUNE 30, 2000 AND 1999
AUDITED

A S S E T S
	  2 0 0 0		  1 9 9 9
Property and equipment, at cost
 (Notes 1B, 5 and 6C):
  Building, including land of
   $1,085,579	$	33,474,770	$	33,471,775
  Furniture and equipment		1,711,396		1,547,231
  China, glassware, silverware and
   utensils		41,713		41,713
		$	35,227,879	$	35,060,719
	Less accumulated depreciation
   and amortization		(9,740,474)		(8,763,941)

		$	25,487,405	$	26,296,778

Cash		1,665,025		1,526,882
Cash - restricted for tenants'
 security deposits		781,050		734,986
Note receivable - related parties		310,190		-
Real estate for sale - at cost
 (Note 5) - land		9,666		 9,666
Deferred management fees -
 related party (Notes 1A and 4)		631,543		631,543
Funds held in escrow		584,283		583,292
Prepaid expenses		152,710		242,329
Other assets		497,968		571,678

TOTAL ASSETS	$	30,119,840	$	30,597,154

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES:

  Mortgage loan payable, including
   $177,775 and $179,329 of accrued
   interest, respectively (Note 5)	$	26,844,048	$	26,985,002
  Notes payable - others		85,637		27,413
  Notes payable - related parties,
   including $5,944 and
   $24,221 of accrued interest,
   respectively (Note 2)		35,944		380,627
  Accounts payable and accrued
   expenses (Note 3)		1,170,367		1,314,573
	Tenant security deposits		732,202		716,646
  Deferred interest (Note 5) 		2,212,612		2,276,756
  Option deposit (Note 6C)		4,500,000		4,500,000

	$	35,580,810	$	36,201,017



See notes to combined financial statements.
II-32 (1 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED BALANCE SHEETS
JUNE 30, 2000 AND 1999
AUDITED




LIABILITIES (CONTINUED):

COMMITMENTS AND CONTINGENCIES
 (Notes 4, 6, and 7)		-		-
PARTNERS' CAPITAL (DEFICIT)
 (Notes 4 & 6B)		(5,460,970)		   (5,603,863)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIT)	$	30,119,840	$	30,597,154






































See notes to combined financial statements.
II-32 (2 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
AUDITED



	     2 0 0 0      1 9 9 9       1 9 9 8

REVENUES:

Interest and other
 income	$	13,832	$	18,818		114,134
Lease income (Note
 6C)		5,744,412		5,352,291	$		4,755,196

	$	5,758,244	$	5,371,109	$	4,869,330

EXPENSES:

  General and adminis-
   trative (Note 4)	$	1,396,899	$	1,217,305	$	594,477

Taxes and insurance		624,761		507,265		496,024

	$	2,021,660	$	1,724,570	$	1,090,501

NET INCOME BEFORE DEPRE-
 CIATION, AMORTIZATION
 AND INTEREST:	$	3,736,584	$	3,646,539	$	3,778,829

OTHER EXPENSES:

  Interest (Note 1C)	$	2,259,354	$	2,306,611		$	2,624,412
  Depreciation and
   amortization		1,057,963		1,032,755		1,013,533

	$	3,317,317	$	3,339,366		$	3,637,945

NET INCOME	$	419,267	$	307,173		$	140,884















See notes to combined financial statements.
II-33



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED







	  2 0 0 0		  1 9 9 9		  1 9 9 8


PARTNERS' CAPITAL
 (DEFICIT)- Beginning	$	(5,603,863)		$(5,683,263)	$	(3,816,143)

   Distributions
   (Notes 4 & 6B)		(848,936)		(1,572,000)		(5,001,156)

   Contributions
   (Notes 4 & 6B)		572,562		1,344,227		2,993,152
   Net income		419,267		307,173		140,884


PARTNERS' CAPITAL
 (DEFICIT) - Ending	$	(5,460,970)	$	(5,603,863)	$	(5,683,263)




























See notes to combined financial statements.
II-34



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

	  2 0 0 0		  1 9 9 9		  1 9 9 8
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Interest received   	$	1,428	$	18,818	$	-
  Cash paid - interest		(2,319,213)		(2,299,245)	(4,078,848)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(2,024,381)		(1,504,950)	(731,094)
  Lease income		5,677,155		5,352,291		4,676,201

    Net Cash (Used) Pro-
     vided by Operat-
     ing Activities	$	1,334,989	$	1,566,914	$	(133,741)

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net	$	(160,480)	$	(311,913)$	(133,920)
Tenant security de-
   posits		(30,508)		36,997		-
Partners' distribu-
   tions - net		(276,374)	$	(227,775)$	(2,008,004)
  Option deposit		-		-		4,500,000

    Net Cash Provided
     (Used) by Invest-
     ing Activities	$	(467,362)	$	(502,691)$	2,358,076

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	(554,617)$	(454,621)$	(1,569,604)
  Cash received (paid)
   notes & mortgages		(174,867)		(211,340)	(399,333)
  Other		-		-		(31,941)

    Net Cash (Used) Pro-
     vided by Financing
     Activities	$	(729,484)$	(665,961)		$(2,000,878)








See notes to combined financial statements.
II-35



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED




	    2 0 0 0	     1 9 9 9	     1 9 9 8
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	138,143		$	398,262	$	223,457
CASH AND CASH EQUIVA-
 LENTS-BEGINNING OF
 YEAR		1,526,882		1,128,620		905,163
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR	$	1,665,025	$	1,526,882	$	1,128,620






































See notes to combined financial statements.
II-36



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED





	 2 0 0 0		  1 9 9 9 	  1 9 9 8

Reconciliation of net
 profit to net cash
 provided (used)by
 operating activities:

  Net income 	$	419,267	$	307,173	$	140,884

Adjustments to reconcile
 net profit (loss) to net
 cash provided (used) by
 operating activities:

  Depreciation and
   amortization	$	1,057,963	$	951,325	$	924,192
  Increase (decrease)
   in accrued interest
   payable		(59,858)		(7,916)		(1,674,363)
  (Increase) decrease in
   prepaid expense		1,509		94,444		(162,326)
  Decrease (increase) in
   other assets and ac-
   counts receivable		60,314		64,693		(397,472)
  (Decrease) increase in
   accounts payable and
   accrued expenses		(144,206)		157,195		1,035,344

     Total Adjustments	$	915,722	$	1,259,741	$	(274,625)
NET CASH (USED) PROVIDED
 BY OPERATING ACTIVI-
 IES	$	1,334,989	$	1,566,914	$	(133,741)














See notes to combined to financial statements.
II-37



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
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




II-38



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

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

	For purposes of the statements of cash flows, the Company considers all unrestricted cash with maturities of three months or less to be cash equivalents. Bank Repurchase Agreements totaling
$1,584,666 as of June 30, 2000 were included in cash.

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




II-39



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

	B.	Property and Equipment (Continued)

3.	China, glassware, silverware and utensils are
represented by a base inventory. Additional acquisitions are expensed when purchased. The base inventory will only change if material variances occur.

C. Interest

	In accordance with FASB Nos. 34 and 67, Capitalization of
Interest Cost and Accounting for Costs and Initial Rental
Operation of Real Estate Projects, interest and real estate taxes on qualifying assets under construction were capitalized until such time as the property was ready for its intended use. Thereafter, such expenses are period costs. During the years ended June 30, 2000, 1999 and 1998, total interest incurred was $2,259,354, $2,306,611 and $2,624,412,respectively was charged to operations.

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

				  2 0 0 0		  1 9 9 9

	 Total principal		$	30,000	$	356,406
	 Accrued interest			5,944		24,221

				$	35,944	$	380,627








II-40 (1 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED




NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES

	 Accounts payable and accrued
	 expenses at June 30, 2000 and
	 1999 consist of the following:

		  	 	   2 0 0 0	  1 9 9 9

	 Accounts payable		$	968,367	$	1,112,217
	 Real estate taxes	            202,000		202,356
				$	1,170,367	$	1,314,573




































II-40 (2 of 2)



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

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

	The mortgage balance of $27,638,956 was modified on July 28, 1995. The rate of interest was reduced to 8%, including servicing while the maturity date remained unchanged at
January 1, 2029. The mortgage is insured by the Department
of Housing and Urban Development (HUD) and is payable in
monthly installments of $198,051. As a result of the
mortgage modification $2,498,809 in accrued interest was
forgiven. This amount is recorded as a deferred interest
adjustment and is being amortized over the remaining term of
the mortgage. During 	the current fiscal year interest was
reduced by $64,144 as a result of the deferred interest amortization. The approximate principal payments for the next five years ending June 30, are as follows:

		2001			252,438
2002 		273,390
2003 		296,081
	2004			320,656
	2005			347,270

As of June 30, 2000 and 1999 the outstanding indebtedness consisted of:
		         		  2 0 0 0 	  1 9 9 9

	   Principal	            	$	26,666,273	$	26,805,673
	   Interest		         		177,775		179,329

				$	26,844,048	$	26,985,002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

A.	Management Contract (See Note 4)

	On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company is paid a fee equal to 4% of the monthly revenue. The management agreement expires June 30, 2002.
II-41



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP, LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
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

           100.00%


II-42



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998
AUDITED


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

		On March 10, 2000 the intended purchaser assigned its interest, rights and option to purchase the property to an unrelated Company. The Company purchased the property on August 16, 2000.

NOTE 7 - PENSION PLAN

	During year ended June 30, 1995, Unicom Partnership implemented a 401-K pension plan. Employees are eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and are at least 21 years of age. The employer does not make a matching contribution.








II-43



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999
AUDITED

The combining financial statements for City Planned Communities
(CPC) and Unicom Partnership Ltd., (Unicom) are presented as supplemental information to the combined financial statements. All significant transactions between CPC and Unicom have been eliminated. Descriptions of the eliminations are as follows:

(a) Cost of land purchased by Unicom from CPC in 1987 has been adjusted to reflect the carrying value of property, computed as follows:

	    Land cost	$	250,578
	    Land development cost		571,704
 	    Closing cost		20,000

	    Carrying value of property	$	842,282
	    Selling price		(4,000,000)

	    Adjustment to land and construction in
	     progress and deferred profit	$	(3,157,718)

(b)	As of June 30, 1994, Unicom borrowed approximately $12,700,000 from CPC for construction cost overruns on the AARC and has issued demand notes to evidence the loans. Note activity is detailed below:

		  JUNE 30,
		    1994

	    Net cash loaned from CPC to Unicom	$	12,703,031
	    Net accrued interest on notes	    648,079

		$	13,351,110

	    Allowance for loss - note receivable
	               June 30, 1990	$	(2,505,000)
	               June 30, 1991	 	(3,616,000)
	               June 30, 1992		 (1,815,511)
	    Unamortized discount		 (1,012,900)

		$	(8,949,411)

		$ 	4,401,699

	Interest on the notes was eliminated effective April 1, 1990.

	In June of 1995 CPC distributed to its partners the notes and interest receivable due from Unicom (net of allowances and discounts). The partners agreed to contribute these obligations to the capital of Unicom.

See notes to combined financial statements.
II-44



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 2000
AUDITED

	    CITY		   UNICOM					   COMBINED
	  PLANNED		PARTNERSHIP			   BALANCE
	COMMUNITIES	   LTD.		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment, at cost:
  Building, includ-
   ing land of
   $4,235,832	$	-	$	36,632,488	$	(3,157,718)(a)	$	33,474,770
  Furniture and
   equipment		-		1,711,396		-		1,711,396
  China, glassware,
   silverware and
   utensils		-		41,713		-		41,713

	$	-	$	38,385,597	$	(3,157,718)	$	35,227,879
  Less accumulated
   depreciation and
   amortization		-		(9,740,474)		-			(9,740,474)

	$	-	$	28,645,123	$	(3,157,718)		$	25,487,405

  Cash		306		1,664,719		-		1,665,025
  Cash - restricted
   for tenants'
   security deposits	-		781,050		-		781,050
  Notes receivable -
   related party		225,116		85,074		-		310,190
  Real estate for sale
   - at cost - land	9,666		-		-		9,666
  Deferred management
   fees - related
   party		631,543		-		-		631,543
  Funds held in
   escrow		-		584,283			-		584,283
  Prepaid expenses		-		152,710		-		152,710
  Other assets		6,886		491,082		-		497,968

TOTAL ASSETS	$	873,517	$	32,404,041	$(3,157,718)		$	30,119,840







See notes to combined financial statements.
II-45



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 2000
AUDITED

	    CITY		   UNICOM				   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES	    LTD.		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable	$	-	$	26,844,048	$	-	$	26,844,048
Notes payable -
 others		-		85,637		-		85,637
Notes payable -
 related parties		-		35,944		-		35,944
Accounts payable
 and accrued
 expenses		35,410		1,134,957		-		1,170,367
Tenant security
 deposits		-		732,202		-		732,202
Deferred profit		3,157,718		-		(3,157,718)		-
Deferred interest		-		2,212,612		-		2,212,612
Option deposit		-		4,500,000		-		4,500,000

	$	3,193,128	$	35,545,400	$(3,157,718)	$	35,580,810

COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(2,319,611)		(3,141,359)	-		(5,460,970)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	873,517	$	32,404,041	$	(3,157,718)	$	30,119,840













See notes to combined financial statements.
II-46



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS
JUNE 30, 1999
AUDITED

	    CITY		   UNICOM				   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES    LTD.		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment at cost:
  Building, includ-
   ing land of
   $4,123,888	$	-	$	36,629,493	$	(3,157,718)(a)$	33,471,775
  Furniture and
   equipment		-		1,547,231		-		1,547,231
  China, glassware,
   silverware and
   utensils		-		41,713		-		41,713

	$	-	$	38,218,437	$	(3,157,718)	$	35,060,719
   Less accumulated
   depreciation and
   amortization		-		(8,763,941)	-		(8,763,941)

	$	-	$	29,454,496	$	(3,157,718) 		$26,296,778

  Cash		306		1,526,576		-		1,526,882
  Cash - restricted
   for tenants'
   security deposits	-		734,986		-			734,986
  Real estate for
   sale - at cost -
   land		9,666		-		-			9,666
  Deferred management
   fees - related
   party		631,543		-		-			631,543
  Funds held in
    escrow		-		583,292		-			583,292
  Prepaid expenses		-		242,329		-			242,329
  Other assets		6,886		564,792		-			571,678

TOTAL ASSETS	$	648,401	$	33,106,471	$	(3,157,718)	$	30,597,154







See notes to combined financial statements.
II-47



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 1999
AUDITED

	    CITY		   UNICOM				   COMBINED
	   PLANNED		PARTNERSHIP			 	    BALANCE
	COMMUNITIES	    LTD.		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:

Mortgage loan
 payable	$	-	$	26,985,002	$	-	$	26,985,002
Notes payable
 - others 		-	     27,413		-		27,413
Notes payable -
 related parties		347,083		33,544		-		380,627
Accounts payable
 and accrued
 expenses		37,140		1,277,433		-		1,314,573
Tenant security
 deposits		-		716,646		-		716,646
Deferred profit  		3,157,718		-		(3,157,718)		-
Deferred interest 		-		2,276,756		-		2,276,756
Option deposit		-		4,500,000		-		4,500,000

	$	3,541,941	$	35,816,794	$	(3,157,718)	$	36,201,017

COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS' CAPITAL
 (DEFICIT)		(2,893,540)		(2,710,323)          - 		(5,603,863)

TOTAL LIABILITIES
 AND PARTNERS'
 CAPITAL (DEFICIT)	$	648,401	$	33,106,471	$	(3,157,718)	$	30,597,154













See notes to combined financial statements.
II-48



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2000
AUDITED

	    CITY		   UNICOM				  COMBINED
	   PLANNED		PARTNERSHIP			 	  STATEMENT OF
	COMMUNITIES	    LTD.		ELIMINATIONS	   OPERATIONS
REVENUES:

  Interest and
   other income	$	12,404	$	1,428	$	-	$	13,832
  Lease income		-		5,744,412		-		5,744,412

	$	12,404	$	5,745,840	$	-	$	5,758,244
EXPENSES:

  General and
   administrative	$	(1,730)	$ 	1,398,629	$	-	$	1,396,899
  Taxes and
   insurance		-		624,761		-		624,761

	$	(1,730)	$	2,023,390	$	-	$	2,021,660

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	14,134	$	3,722,450	$	-	$	3,736,584

OTHER EXPENSES:

  Interest	$	12,767	$	2,246,587	$	-	$	2,259,354
  Depreciation and
   amortization		-		1,057,963		-		1,057,963

	$	12,767	$	3,304,550	$	-	$	3,317,317

NET(LOSS)INCOME	$	1,367	$	417,900	$	-	$	419,267













See notes to combined financial statements.
II-49



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1999
AUDITED

	   CITY		  UNICOM			    	   COMBINED
	  PLANNED		PARTNERSHIP			 	 STATEMENT OF
	COMMUNITIES	    LTD.		ELIMINATIONS	  OPERATIONS

REVENUES:

Interest and
   other income		12,371		6,447		-		18,818
  Lease income		-		5,352,291		-		5,352,291

	$	12,371	$	5,358,738	$	-	$	5,371,109

EXPENSES:

General and
   administrative		1,980		1,215,325		-		1,217,305
Taxes and
   insurance		288		506,977		-		507,265

	$	2,268	$	1,722,302	$	-	$	1,724,570

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	10,103	$3,636,436	$	-	$	3,646,539

OTHER EXPENSES:

  Interest	$	56,693	$2,249,918	$	-	$	2,306,611
  Depreciation and
   amortization		-		1,032,755		-		1,032,755


	$	56,693	$	3,282,673	$	-	$	3,339,366

NET INCOME (LOSS)	$	(46,590)	$	353,763	$	-	$	307,173










See notes to combined financial statements.
II-50



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 1998
AUDITED

	    CITY		   UNICOM				  COMBINED
	   PLANNED		PARTNERSHIP			 	  STATEMENT OF
	COMMUNITIES	    LTD.		ELIMINATIONS	   OPERATIONS
REVENUES:

  Rental income	$	-	$	-	$	-	$	-
  Interest and
   other income		52,340		61,794		-		114,134
  Lease income		-		4,755,196		-		4,755,196

	$	52,340	$	4,816,990	$	-	$	4,869,330

EXPENSES:

  Dietary and resi-
   dent services	$	-	$	-	$	-	$	-
  General and admini-
   strative		1,027		593,450		-		594,477
  Marketing and adver-
   tising		-		-		-
  Maintenance and
   utilities		-		-		-		-
  Taxes and in-
   surance		-		496,024		-		496,024

	$	1,027	$	1,089,474	$	-	$	1,090,501

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	51,313	$	3,727,516	$	-	$	3,778,829

OTHER EXPENSES:

  Interest	$	120,071	$	2,504,341	$	-	$	2,624,412
  Depreciation and
   amortization		-		1,013,533		-		1,013,533

	$	120,071	$	3,517,874	$	-	$	3,637,945


NET INCOME (LOSS)	$	(68,758)	$	209,642	$	-	$	140,884



See notes to combined financial statements.
II-51



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 2000, 1999 AND 1998
AUDITED

			 COMBINED
							 STATEMENT
	   CITY		UNICOM				OF PARTNERS'
	  PLANNED		PARTNERSHIP				  CAPITAL
	COMMUNITIES		    LTD.		ELIMINATIONS 	 (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1997	$	(6,318,572)	$	2,502,429	$	-	$	(3,816,143)
Net income
 (loss) -
 1998		(68,758)		209,642		-	$	140,884
Distribution		-		(5,001,156)		-		(5,001,156)
Contribution		2,993,152		-		-		2,993,152
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1998	$	(3,394,178)	$	(2,289,085)	$	-	$	(5,683,263)
Net Income
 (loss) -
 1999		(46,590)		353,763		-		307,173
Distribution		-		(1,572,000)		-		(1,572,000)
Contribution 		547,228		796,999		-		1,344,227
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 1999	$	(2,893,540)	$	(2,710,323)	$	-	$	(5,603,863)
Net Income
 (Loss)2000		1,367		417,900		-		419,267
Distribution		-		(848,936)		-		(848,936)
Contribution		572,562		-		-		572,562
PARTNERS'
 CAPITAL
 (DEFICIT)-
 June 30,
 2000	$	(2,319,611)	$	(3,141,359)	$	-	$	(5,460,970)






See notes to combined financial statements.
II-52




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 2000
                                AUDITED
	   						COMBINED
	      CITY		  UNICOM				STATEMENT
	    PLANNED		PARTNERSHIP			    OF
	   COMMUNITES	   LTD.		ELIMINATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Opera-
ing Activities:
	Interest received 	$	-	$	1,428	$	-	$	1,428
	Cash paid - interest		(100,619)		(2,218,594)		-		(2,319,213)
	Cash paid - suppliers,
	 employees and admini-
	 strative expenses		-		(2,024,381)		-		(2,024,381)
	Lease income		-		5,677,155		-		5,677,155

	   Net Cash (Used) Pro-
	    vided by Operating
	    Activities	$	(100,619)	$	1,435,608	$	-	$	1,334,989

Cash Flows from Invest-
ing Activities:
	Capital expenditures -
	 net	$	-	$	(160,480)	$	-	$	(160,480)
	Escrow funding		-		-		-		-
	Tenant security
	 deposits - net		-		(30,508)		-		(30,508)
	Partner contribution
	 (distribution) (Net)		572,562		(848,936)		-		(276,374)

	   Net Cash (Used)
	    Provided by
	    Investing
	    Activities	$	572,562	$	(1,039,924)	$	-	$	(467,362)

Cash Flows from Financ-
ing Activities:
	Cash received (paid)
	 - related party	$	(471,943)	$	(82,674)	$	-	$	(554,617)
	Cash (paid) received
- notes and mort-
	 gages		-		(174,867)		-	$	(174,867)

	   Net Cash Provided
	    (Used) by Financ-
	    ing Activities	$	(471,943)	$	(257,541)	$	-	$	(729,484)

See notes to combined financial statements.
II-53



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 2000
                                AUDITED




						 	COMBINED
	      CITY		  UNICOM					STATEMENT
	    PLANNED		PARTNERSHIP			    OF
	  COMMUNITIES	     LTD.		ELIMINATIONS	  CASH
FLOWS


NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	138,143	$	-	$	138,143
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,526,576		-	1,526,882
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,664,719	$	-	$1,665,025





























See notes to combined financial statements.
II-54



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2000
AUDITED

	   						COMBINED
	    CITY		  UNICOM				STATEMENT
	   PLANNED		PARTNERSHIP			   OF
	 COMMUNITIES	    LTD.		ELIMINATIONS	CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activi-
 ties:

	Net income (loss)	$	1,367	$	417,900	$	-	$	419,267

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 (used) by operating
 activities:

	Depreciation and
	 amortization	$	-	$	1,057,963	$	-	$	1,057,963
	(Decrease) in
	 interest payable		(87,851)		27,993		-		(59,858)
	(Increase) in
	 prepaid expenses		-		1,509		-		1,509
	(Increase) in
	 other assets
	 and accounts
	 receivable		(12,405)		72,719		-		60,314
	Increase (decrease)
	 in accounts payable
	 and accrued
	 expenses		(1,730)		(142,476)		-		(144,206)

	   Total Adjust-
	    ments	$	(101,986)	$	1,017,708	$	-	$	915,722

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES	$	(100,619)	$	1,435,608	$	-	$	1,334,989







See notes to combined financial statements.
II-55



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 1999
                                 AUDITED
  	  CITY		  UNICOM				      COMBINED
	 PLANNED		PARTNERSHIP			 	 STATEMENT OF
	COMMUNITIES		   LTD.		ELIMINATONS	    CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
	Interest received		12,371		6,447		-		18,818
	Cash paid - interest	(72,708)		(2,226,537)		-		(2,299,245)
	Cash paid - suppliers,
   employees and admini-
	 strative expenses		(2,268)		(1,502,682)		-		(1,504,950)
	Lease income		-		5,352,291		-		5,352,291
	  Net Cash (Used)
	   Provided by Opera-
     ting Activities	$	(62,605)	$	1,629,519	$	-	$	1,566,914

Cash Flows from Invest-
 ing Activities:
	Capital expendi-
	 tures - net	$	-	$	(311,913)	$	-	$	(311,913)
	Escrow funding		-		-		-		-
	Tenant security de-
	 posits - net		-		36,997		-		36,997
 	Partner contribution
	 (distribution) (Net)		547,226		(775,001)		-
	(227,775)

	 Net Cash (Used) Provided
	  by Investing Acti-
	  vities	$	547,226	$	(1,049,917)	$	-	$	(502,691)

Cash Flows from Fi-
 nancing Activities:
	Cash received
  (paid) - related
	 party	$	(484,621)	$	30,000	$	-	$	(454,621)
	Cash (paid)
   received -
   notes and
   mortgages		-		(211,340)		-		(211,340)

	 Net Cash Provided
	  (Used) by Financ-
	  ing Activities	$	(484,621)	$	(181,340)	$	-	$	(665,961)

See notes to combined financial statements.
II-56



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1999
AUDITED

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



































See notes to combined financial statements.
II-57



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 1999
AUDITED

  	  CITY		  UNICOM					      COMBINED
	 PLANNED		PARTNERSHIP					 STATEMENT OF
	COMMUNITIES		   LTD.		ELIMINATONS	    CASH FLOWS
Reconciliation of net
 profit (loss) to net
 cash provided (used)
 by operating activities:

	Net income (loss)	$	(46,590)	$	353,763	$	-	$	307,173

Adjustments to recon-
 cile net income (loss)
 to net cash provided
 used) by operating
 activities:

	Depreciation and
	 amortization	$	-	$	951,325	$	-	$	951,325
	(Decrease) in
	 interest payable		(18,283)		10,367		-		(7,916)
	(Increase) in pre-
	 paid expenses		-		94,444		-		94,444
	(Increase) in other
	 assets and accounts
	 receivable		-		64,693		-		64,693
	Increase in accounts
   payable and accrued
   expenses		2,268		154,927		-		157,195

	 Total Adjustments	$	(16,015)	$	1,275,756	$	-	$	1,259,741

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES	$	(62,605)	$	1,629,519	$	-	$	1,566,914













See notes to combined financial statements.
II-58




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1998
AUDITED

	 CITY		  UNICOM		     		 COMBINED
	PLANNED		PARTNERSHIP       	ELIMI-		STATEMENT OF
	COMMUNITIES	    LTD.		NATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Cash paid - interest		(1,418,655)		(2,660,193)		-		(4,078,848)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(5,043)		(726,051)		-		(731,094)
  Lease income		-		4,676,201		-		4,676,201
    Net Cash (Used)
     Provided by Oper-
     ating Activities	$	(1,423,698)$	1,289,957	$	-	$	(133,741)

Cash Flows from Invest-
 ing Activities:
  Capital expenditures-
   net	$	-	$	(133,920)	$	-	$	(133,920)
  Escrow funding		-		-		-		-
  Tenant security
   deposits - net		-		-		-		-
  Partner contribution
   (distribution)	$	2,993,152	$	(5,001,156)	$	-	$	(2,008,004)
Option deposit		-		4,500,000		-		4,500,000

	Net Cash Used by
	 Investing Acti-
	 vities	$	2,993,152	$	(635,076)	$	-	$	2,358,076

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	(1,569,604)	$	-	$	-	$	(1,569,604)
Cash (paid) received -
 notes and mortgages		-		(399,333)		-		(399,333)
  Other		-		(31,941)		-		(31,941)

	Net Cash Provided
	 (Used) by Financ-
	 ing Activities	$	(1,569,604)	$	(431,274)	$	-	$	(2,000,878)




See notes to combined financial statements.
II-59



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 1998
AUDITED

	 CITY		  UNICOM		     		 COMBINED
	PLANNED		PARTNERSHIP       	ELIMI-		STATEMENT OF
	COMMUNITIES	    LTD.		NATIONS	 CASH FLOWS

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	(150)	$	223,607	$	-	$		223,457
 CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		456		904,707		-		905,163
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,128,314	$	-	$		1,128,620



































See notes to combined financial statements.
II-60



CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND UNICOM PARTNERSHIP LTD. (A LIMITED PARTNERSHIP)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 1998
                                 AUDITED
	   CITY		  UNICOM			   	  COMBINED
	 PLANNED		PARTNERSHIP				STATEMENT OF
	COMMUNITIES		    LTD.		ELIMINATIONS	CASH FLOWS
Reconciliation
 of net profit
 (loss) to net
 cash provided
 (used) by
 operating acti-
 vities:

  Net income
   (loss)	$	(68,758)	$	209,642	$	-		$	140,884

Adjustments to
 reconcile net
 income (loss)
 to net cash prov-
 ided (used) by
 operating activ-
 ities:

  Depreciation and
   amortization	$	-	$	924,192	$	-		$	924,192
  (Decrease) in
   interest pay-
   able		(1,674,363)		-		-			(1,674,363)
  (Increase) in pre-
   paid expenses		-		(162,326)		-			(162,326)
  (Increase) in
   other assets and
   accounts receiv-
   able		-		(397,472)		-			(397,472)
  Increase in acounts
   payable and accrued
   expenses		319,423		715,921		-			1,035,344

   Total Adjust-
    ments	$	(1,354,940)	$	1,080,315	$	-		$	(274,625)

NET CASH PROVIDED
 (USED) BY OPERA-
 TING ACTIVITIES	$	(1,423,698)	$	1,289,957	$	-		$	(133,741)





See notes to combined financial statements.
II-61





ITEM 8.	SUPPLEMENTARY DATA

(a) Selected quarterly financial disclosure date.

			Not required.

(b) Information on the effects of changing prices.

			Not applicable.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

			Not applicable










































II-62




PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           71        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Unicom Partnership Ltd.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997


ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2000

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
         MANAGEMENT

	The following table sets forth as of June 30, 2000 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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






III-3



PART IV

ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2000 and 1999		II-14

		Statements of Operations for the years ended
		   June 30, 2000, 1999 and 1998				II-15

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2000,
		1999 and 1998			II-16

		Statements of Cash Flows for the years ended
		June 30, 2000, 1999 and 1998		II-17/18

		Notes to Financial Statements for the years
		ended June 30, 2000, 1999 and 1998			II-19/29

		Combined Financial Statements of City Planned
		Communities (a partnership) and Unicom
		Partnership Ltd. (a limited partnership) for
		the years ended June 30, 2000, 1999 and 1998	II-32/61

	2.	Financial Statement Schedules

		Included in Part IV of this report:

		Schedule X - Supplementary Income
		             Statement Information
		             at June 30, 2000, 1999
	  	             and 1998 (Registrant)			IV-5

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

	(b) (1)	REPORTS ON FORM 8-K
			PAGE NO. OR INCORPORATION
	(C)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988

	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
ordinated Debenture,	to Form 10-K for the year
	  	due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Unicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Unicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Unicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986

	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Unicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Unicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Unicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Unicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Unicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Unicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)   Exhibits indicating computa-	IV-6
	tion of earnings per unit for
	the years ended June 30, 1998,
	1997 and 1996.

(22)	Subsidiaries of the Registrant:

	                     State of
                            Incorporation
	Name               or Organization      Ownership

	Wimbledon Develop-      Florida             99%
         ment Ltd.

   (d)	     NONE

	     Signature Page     IV-7

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION
CHARGED TO COST AND EXPENSES
JUNE 30, 2000, 1999 AND 1998
AUDITED




	    2 0 0 0 	    1 9 9 9	    1 9 9 8

Maintenance and repairs	$	-	$	-	$	708

Depreciation and amortiza-
 tion of intangible assets	-		-		-

Taxes, other than payroll
 and income taxes		-		-		375

Advertising cost		-		-		-

	$	-	$	-	$	1,083

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2000, 1999 AND 1998



	2 0 0 0	        1 9 9 9        1 9 9 8
Computation of pri-
 mary earnings per
 unit:

    Units issued		3,118,303		3,118,303		3,118,303

Add: Unit equivalent
 (incremental units):

	Debentures conv-
    ertible at $1.00	-		-		-
	Debentures conv-
    ertible at $3.00	31,952		31,952		31,952

	 	 3,150,255(A)   	3,150,255(A)	3,150,255(A)

Net Loss before
 Extraordinary
  Items	$	(174,197)	$	(235,948)	$	(151,977)

Computation of Fully
 diluted loss per
 unit Before Extra-
 ordinary Items	$    (0.05)	$     (0.08)		$     (0.05)

Net Loss After
 Extraordinary
  Items	$	(174,197)	$	(235,948)	$	(151,977)


Computation of Fully
 diluted loss per unit
 after Extraordinary
 Items	$    (0.05)	$     (0.08)	$    (0.08)

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


Date:  November 17, 2000


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                           General Partner 			      November 17, 2000
STANLEY R. ROSENTHAL   (Chief Executive Officer)            DATE






















IV-7