Form 10-Q
period 2001-09-30
ALL STATE PROPERTIES LP
filed 2001-12-10
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2001 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2001

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30, 2001









		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant's Report	2

	Financial Information:
	Condensed Balance Sheets -
	September 30, 2001 and June 30, 2001	3

	Condensed Statements of Operations -
	Three Months ended September 30, 2001
	and 2000	4

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 2001
	and 2000	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	September 30, 2001 and 2000	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 2001	10-11

	Condensed Financial Information for City
	Planned Communities and Tunicom LLC, 50%
	and 36.12% owned Real Estate
	Partnerships, respectively - September 30,
	2001 and June 30, 2001	12-13

	Exhibit - Computation of Loss per Partner-
	ship Unit - three months ended September 30,
	2001 and 2000	14

PART II	Other Information	15

	Signatures	16







Page 2



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of September 30, 2001 and the related condensed statements of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2001, and the related statements of operations, partners' capital and cash flows for the year then ended (not presented herein); and in our report October 10, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Freeman, Buczyner & Gero
December 3, 2001






Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2001 AND JUNE 30, 2001
(UNAUDITED)


	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 1	      2 0 0 1

Cash	$	85,657	$	402,042
Other assets		1,210		1,210

Undistributed earnings in partner-
  ships		323,102		254,894

Total Assets	$	409,969	$	658,146

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	21,084	$	12,039
   Partnership distributions payable		12,560		314,451
   Deferred profit		68,208		-

	$	101,852	$	326,490

Partners' Capital 	$	493,158	$	515,299

Notes receivable - officers/partners		(185,041)		(183,643)

		$	308,117	$	331,656

Total Liabilities and Partners'
 Capital 	$	409,969	$	658,146


















See accompanying notes and accountant's report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)





		   2 0 0 1 		   2 0 0 0
REVENUES:

	Profit from real estate
	 Partnerships	$	-	$	7,251,073

	Other		2,830		9,008

		$	2,830	$	7,260,081

COST AND EXPENSES:

	Selling, general and
	 administrative                   $	24,971	$	16,941

	Interest		-		35,053

		$	24,971	$	51,994

Net Income (Loss)	$	(22,141)	$	7,208,087

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	       0.00 	       2.31
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE





















See accompanying notes and accountant's report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)




		  2 0 0 1		   2 0 0 0
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	1,432	$	7,611
	Cash paid for selling, general and
	 administrative expenses		(15,926)		(47,925)
	Interest paid      		-		(1,203,568)

	   Net Cash Consumed by
	    Operating Activities	$	(14,494)	$	(1,243,882)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	-	$	(2,281,109)
	Distributions paid		(301,891)		-

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	-	$	4,821,684

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(316,385)	$	1,296,693

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		402,042		5,316

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	85,657	$	1,302,009

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMEDBY
 OPERATING ACTIVITIES:

	Net (Loss) Income	$	(22,141)	$	7,208,087















See accompanying notes to accountant's report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)




		  2 0 0 1		  2 0 0 0

ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	-	$	(7,251,073)
	Changes in Assets and Liabilities:
	  Decrease in accrued interest
	   payable		-		(1,168,515)
	  (Increase) in accrued interest
	   receivable		(1,398)		(1,397)
	  Increase (decrease) in accounts
	   payable		9,045		(30,984)


	      Total adjustments	$	7,647	$	(8,451,969)

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(14,494)	$	(1,243,882)

























See accompanying notes to accountant's report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)




EXHIBIT 27

Cash			$	85,657
Receivables				1,210
Investment in real estate joint ventures			323,102

Total Assets			$	409,969

Accounts payable			$	21,084
Partnership distribution payable				12,560
Deferred Revenue				68,208
Partners' Capital				493,158
Notes receivable- officers/partners				(185,041)

Total Liabilities and Partners' Capital		$	409,969

Total Revenues			$	2,830
Total Cost and Expenses				24,971
Net Loss			$	(22,141)
Income Per Partnership Unit 			       0.00


























See accompanying notes to accountant's report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



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











Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



3. In connection with the sale of the adult rental retirement facility (Note 4), Tunicom LLC ("Tunicom") (a limited liability corporation), was formed on August 14, 2000 as the successor to Unicom Partnership, Ltd ("Unicom"). Since Tunicom succeeded to all of the assets and the liabilities of Unicom, all previous references to Unicom are referred to as Tunicom hereafter. Tunicom was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Tunicom were presented on a combined basis to offer a complete representation of the related entities.

Subsequent to June 30, 2001, CPC ceased operations, and All-
State's share of the unrecognized revenue from the sale of land to Tunicom has been recorded as deferred profit.

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














Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2001


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended September 30, 2001.

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







Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2001


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




























Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED BALANCE SHEET
AS OF SEPTEMBER 30, 2001 AND
CITY PLANNED COMMUNITIES & TUNICOM LLC
CONDENSED COMBINED BALANCE SHEET
AS OF JUNE 30, 2001
(UNAUDITED)

		 SEPTEMBER		      JUNE
		 30, 2001		  30, 2001
ASSETS:
Property and equipment - Land and
 improvements	$	332,434	$	161,916
Cash		159,472		165,722
Deferred and prepaid expenses		409,178		435,504

	Total	$	901,084	$	763,142

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	8,803	$	5,041
Partners' capital (deficit)		892,281		758,101

	Total	$	901,084	$	763,142

























See notes to financial statements.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND
CITY PLANNED COMMUNITIES & TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

		  2 0 0 1	   	  2 0 0 0
REVENUES:
Net Sale of Assets	$	-	$	20,663,902
Interest and other		605		27,827
Forgiveness of interest		-		2,226,737

	Total income	$	605	$	22,918,466

EXPENSES:
General and administrative	$	1,140	$	1,073,736
Interest		-		272,309
Depreciation and amortization		-		-
Taxes and insurance		1,700		62,169

	Total expenses	$	2,840	$	1,408,214

NET INCOME (LOSS)	$	(2,235)	$	21,510,252
























See notes to financial statements.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000






		   2 0 0 1	      2 0 0 0

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(22,141)	$	7,208,086

Net (Loss) Income Per Partnership
 Unit	$       0.00  $      2.31





































See notes to financial statements.




Page 15
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	The limited partnership (Wimbledon Development Ltd.) in which the Company is the limited partner was named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful Death Act. A motion to dismiss the limited partnership was filed and granted by the circuit court judge. Plaintiffs appealed the order dismissing the limited partnership in this litigation. In March 2001, the appellate court affirmed the lower court's final order of dismissal with prejudice. As a result, the plaintiffs no longer have a case against Wimbledon Development Ltd., the limited partnership.

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


Dated: December 7, 2001