Form 10-Q
period 2001-12-31
ALL STATE PROPERTIES LP
filed 2002-03-04
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2001 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at December 31, 2001

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2001









Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountants Report	2

	Financial Information:
	Condensed Balance Sheets -December 31,
	2001 and June 30, 2001	3

	Condensed Statements of Operations -
	Three Months and Six Months ended
	December 31, 2001 and 2000	4

	Condensed Statements of Cash Flows -
	Six Months ended December 31, 2001
	and 2000	5-6

	Financial Data Schedule
	Six Months ended December 31, 2001 and
	Three Months ended September 30, 2001	7

	Notes to Condensed Financial Statements -
	December 31, 2001 and 2000	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - December 31, 2001	10-11

	Condensed Financial Information for City
	Planned Communities and Tunicom LLC, 50%
and 49-1/2% owned Real Estate Partnerships,
	respectively - December 31, 2001, 2000 and
June 30, 2001	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - six months ended
	December 31, 2001 and 2000	14

PART II	Other Information	15

	Signatures	16











Page 2
FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANTS REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of December 31, 2001 and the related condensed statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000 and cash flows for the six-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the partnerships management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2001, and the related statements of operations, partners capital and cash flows for the year then ended (not presented herein); and in our report dated October 10, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The other data accompanying the condensed financial statements are presented only for supplementary analysis purposes and have not been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, but were compiled from information that is the representation of management, without audit or review, and the accountant does not express an opinion or any other form of assurance on such data.

Freeman, Buczyner & Gero
February 18, 2002




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2001 AND JUNE 30, 2001
(UNAUDITED)


	DECEMBER	JUNE
	31ST	30TH
Assets	2 0 0 1	2 0 0 1

Cash	$	69,745	$	402,042
Other assets		1,210		1,210
Investments in partnerships		321,336		254,894

Total Assets	$	392,291	$	658,146

Liabilities and Partners' Capital


Liabilities:
   Accounts payable and other
    liabilities	$	10,562	$	12,039
   Partnership distributions payable		10,909		314,451
   Deferred profit		68,208		-

	$	89,679	$	326,490

Partners' Capital	$	489,060	$	515,299

Notes receivable - officers/partners		(186,448)		(183,643)

		$	302,612	$	331,656

Total Liabilities and Partners'
 Capital 	$	392,291	$	658,146



















See accompanying notes and accountants report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)



	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0
REVENUES:

	Partnership income
	 (loss)	$	(1,766)	$	(11,294)	$	(1,766)	$	2,089,113

	Other income		1,827		24,547		4,657		33,555

	$	61	$	13,253	$	2,891	$	2,122,668

COST AND EXPENSES:

	Selling, general
	 and administrative	$	4,159	$	18,239	$	29,130	$	39,384

	Interest		-		227		-		35,280

	$	4,159	$	18,466	$	29,130	$	74,664

NET INCOME (LOSS)	$	(4,098)	$	(5,213)	$	(26,239)	$	2,048,004

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.00)	(0.00)	(.01)	0.66
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE















See accompanying notes and accountants report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)




		   2 0 0 1		   2 0 0 0
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	1,852	$	32,149
	Cash paid for selling, general and
	 administrative expenses		(30,607)		(65,096)
	Interest paid		-		(1,203,795)

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(28,755)	$	(1,236,742)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	-	$	(2,297,217)

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	(303,542)		4,831,946

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	(332,297)	$	1,297,987

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		402,042		5,316

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	69,745	$	1,303,303

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	(26,239)	$	2,048,004
















See accompanying notes and accountants report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000





		  2 0 0 1		  2 0 0 0

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	1,766	$	(2,089,113)
	Changes in Assets and Liabilities:
	  (Decrease) increase in accrued
	   interest payable		-		(1,168,515)
	  Increase in accrued interest
	   receivable		(2,805)		(1,406)
	  (Decrease) increase in accounts
	   payable		(1,477)		(25,712)

	      Total adjustments	$	(2,516)	$	(3,284,746)

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(28,755)	$	(1,236,742)


























See accompanying notes and accountants report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
SIX MONTHS ENDED DECEMBER 31, 2001 AND
THREE MONTHS ENDED SEPTEMBER 30, 2001



	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 1	2 0 0 1


EXHIBIT 27

Cash	$	69,745	$	85,657
Receivables		1,210		1,210
Investment in real estate
 Joint ventures		321,336		323,102

Total Assets	$	392,291	$	409,969

Accounts payable		10,562		21,084
Partnership distribution
 payable		10,909		12,560
Deferred Revenue		68,208		68,208
Partners' Capital		489,060		493,158
Notes receivable - officers
 /partners		(186,448)		(185,041)

Total Liabilities and
 Partners' Capital	$	392,291	$	409,969

Total Revenues	$	2,891	$	2,830
Total Cost and Expenses		29,130		24,971
Net Loss	$	(26,239)	$	(22,141)
Income Per Partnership Unit	(0.01)	0.00



















See accompanying notes and accountants report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000



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

	Wimbledon Development Ltd. has ceased operations and as of December 31, 2001 has assets of less than $100.

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








Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000



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

Subsequent to June 30, 2001, CPC ceased operations, and All-States share of the unrecognized revenue from the sale of land to Tunicom, previously included in the undistributed earnings in partnerships, has been recorded as deferred profit.

4. On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom LLC received net proceeds of $16,379,732. Tunicom distributed $15,500,000 to its partners, All-State Properties, L.P.s share was approximately $4,700,000, which was used to pay the Companys outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.

5.	Total revenue includes additional income in the amount of
$5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties share) allowance for loss that had been previously deducted against the investment in Tunicom and the balance from the adjustment of the Companys equity in the partnership.

















Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2001


FINANCIAL CONDITION

	Registrants source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended December 31, 2001.

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






Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENTS DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2001


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

	Results of operations for the six months ended December 31, 2000 include the Companys share of the profit from the sale by Tunicom of its assets as described in Form 8-K dated August 16, 2000 and Form 10-K filed December 12, 2000 incorporated by reference.

	The income for the six months ended December 31, 2000 has been amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties share) allowance for loss that had been previously deducted against the investment in Tunicom LLC and the balance from the adjustment of the Companys equity in the partnerships.




























Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED BALANCED SHEET
AS OF DECEMBER 31, 2001 AND
CITY PLANNED COMMUNITIES & TUNICOM LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF JUNE 30, 2001
(UNAUDITED)

		DECEMBER 31,	JUNE 30,
		2001	2001
ASSETS:
Property and equipment - net of
 depreciation	$	332,434	$	161,916
Cash		130,491		165,722
Deferred and prepaid expenses		427,601		435,504
	Total	$	890,526	$	763,142

LIABILITIES AND PARTNERS CAPITAL:
Accounts payable and other
 liabilities	$	899	$	5,041
Partners capital (deficit)		889,627		758,101
	Total	$	890,526	$	763,142



























See notes to financial statements.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND
CITY PLANNED COMMUNITIES & TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0
REVENUES:
Net Sale of Assets	$	-	$(155,567)$         -$20,508,335
Interest and other		291		14,977		896		42,804
Forgiveness of
 interest		-		-				2,226,737
Total income	$	291	$(140,590) 	$	896 $22,777,876

EXPENSES:
General and
administrative	$	1,245	$(120,821)	$	2385	$	952,915
Interest		-						272,309
Taxes and insurance		1,700		17,621		3400		79,790
Total expenses	$	2,945	$	(103,200)	$     5785	$1,305,014

NET PROFIT (LOSS)	$	(2,654)	$  (37,390)	$	(4,889)	$	21,472,862






















See notes to financial statements.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000






		2 0 0 1	2 0 0 0

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	(26,239)	$	2,048,004

Net Income (Loss) Per Partnership
 Unit	$	(0.01)	$	0.66





































See notes to financial statements.




Page 15
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION




ITEM 1 - Legal Proceedings

	The limited partnership (Wimbledon Development Ltd.) in which the Company is the limited partner was named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful Death Act. A motion to dismiss the limited partnership was filed and granted by the circuit court judge. Plaintiffs appealed the order dismissing the limited partnership in this litigation. In March 2001, the appellate court affirmed the lower courts final order of dismissal with prejudice. As a result, the plaintiffs no longer have a case against Wimbledon Development Ltd., the limited partnership.

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


Dated: February 27, 2002