Form 10-Q
period 2002-03-31
ALL STATE PROPERTIES LP
filed 2002-05-31
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at March 31, 2002

 Limited Partnership Units              3,118,303 Units





















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS AND NINE MONTHS
ENDED MARCH 31, 2002









Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant's Report	2

	Financial Information:
	Condensed Balance Sheets -
	March 31, 2002 and June 30, 2001	3

	Condensed Statements of Operations -
	Three Months and Nine Months ended
	March 31, 2002 and 2001	4

	Condensed Statements of Cash Flows -
	Nine Months ended March 31, 2002
	and 2001	5-6

	Financial Data Schedule
	Nine Months ended March 31, 2002, Six
	Months ended December 31, 2001 and
	Three Months ended September 30, 2001	7

	Notes to Condensed Financial Statements -
	Nine Months ended March 31, 2002 and 2001	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - March 31, 2002	10-11

	Condensed Financial Information for Real
	Estate Partnerships City Planned Communities
	and Tunicom LLC, 50% and 49-1/2% owned Real
	Estate Partnerships, respectively - March 31,
	2002, and June 30, 2001	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - Nine Months ended
	March 31, 2002 and 2001	14

PART II	Other Information	15

	Signatures	16










Page 2
FREEMAN, BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State Properties L.P. as of March 31, 2002 and the related condensed statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001 and cash flows for the nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the partnership's management.

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

Freeman, Buczyner & Gero
May 28, 2002




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2002 AND JUNE 30, 2001
(UNAUDITED)


	MARCH	JUNE
	31ST	30TH
Assets	2 0 0 2	2 0 0 1

Cash	$	44,718	$	402,042
Other assets		1,210		1,210

Investment in real estate joint
  venture		310,364		254,894

Total Assets	$	356,292	$	658,146

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	11,869	$	12,039
   Partnership distributions payable		12,092		314,451
   Deferred profit		68,208		-

	$	92,169	$	326,490

Partners' Capital 	$	451,962	$	515,299

Notes receivable - officers/partners		(187,839)		(183,643)

		$	264,123	$	331,656

Total Liabilities and Partners'
 Capital 	$	356,292	$	658,146


















See accompanying notes and accountant's report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)



	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 2	2 0 0 1	2 0 0 2	2 0 0 1
REVENUES:

	Partnership income
	 (loss)	$	(10,972)$	(2,595)	$	(12,738)	$	2,086,518
	Additional partnership
	 income as reported in
	 the amended 10-Q/A
	 for 9/30/00		-		-		-		5,150,666
		$	(10,972)$	(2,595)	$	(12,738)$	7,237,184


	Other income		1,519		17,614		6,176		51,169

	$	(9,453)$	15,019	$	(6,562)	$	7,288,353

COST AND EXPENSES:

	Selling, general
	 and administrative	$	27,644	$	18,741	$	56,774	$	53,921

	Interest		-		(5)		-		35,275

	$	27,644	$	18,736	$	56,774	$	89,196

NET INCOME (LOSS)	$	(37,097)$	(3,717)	$	(63,336)	$	7,199,157

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.02)	(0.00)	(0.02)	2.31

CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE








See accompanying notes and accountant's report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)




		   2 0 0 2		   2 0 0 1
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest collected	$	1,980	$	46,981
	Cash paid for selling, general and
	 administrative expenses		(54,809)		(82,265)
	Interest paid		-		(1,203,790)
	Partnership distributions escheated		(304,495)		-

	   Net Cash Provided (Used) by
	    Operating Activities	$	(357,324)	$	(1,239,074)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	-	$	(2,297,217)

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS - NET	$	-	$	5,061,907

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	(357,324)	$	1,525,616

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		402,042		5,316

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	44,718	$	1,530,932





















See accompanying notes and accountant's report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001





		  2 0 0 2		  2 0 0 1

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	Net profit (Loss)	$	(63,336)	$	7,199,157
	(Income) Loss of real estate part-
	 nerships	$	12,738	$	(7,237,184)
	Changes in Assets and Liabilities:
	  (Decrease) increase in accrued
	   interest payable		-		(1,168,515)
	  Increase in accrued interest
	   receivable		(4,196)		(4,188)
	  (Decrease) increase in accounts
	   payable		(171)		(28,344)
	  (Decrease)in partnership
	   distributions payable		(302,359)		-

	      Total adjustments	$	(293,988)	$	(8,438,231)

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(357,324)	$	(1,239,074)























See accompanying notes and accountant's report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
NINE MONTHS ENDED MARCH 31, 2002, SIX MONTHS ENDED DECEMBER 31,
2001, THREE MONTHS ENDED SEPTEMBER 30, 2001



	MARCH 31,	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 2	2 0 0 1	2 0 0 1


EXHIBIT 27

Cash	$	44,718	$	69,745	$	85,657
Receivables		1,210		1,210		1,210
Investment in real estate
  Joint venture		310,364		321,336		323,102

Total Assets	$	356,292	$	392,291	$	409,969

Accounts payable	$	11,869	$	10,562	$	21,084
Partnership distributions
 payable		12,092		10,909		12,560
Deferred revenue		68,208		68,208		68,208
Partners' capital		451,962		489,060		493,158
Notes receivable - officers
 /partners		(187,839)		(186,448)		(185,041)

Total Liabilities and
 Partners' Capital	$	356,292	$	392,291	$	409,969

Total Revenues	$	(6,562)		2,891		2,830

Total Cost and Expenses		56,774		29,130		24,971

Net Loss	$	(63,336)	$	(26,239)	$	(22,141)

Loss Per Partnership Unit		(0.02)		(0.01)		0.00
















See accompanying notes and accountant's report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001



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

2.	On September 20, 1984 the stockholders of All-State
Properties Inc. ("All-State") approved a plan of liquidation. Pursuant to the plan, All-State distributed its 50% interest in City Planned Communities ("CPC") and its other assets to a limited partnership, All-State Properties L.P., in exchange for units of limited partnership interest which were then distributed to the stockholders. CPC was a real estate joint venture that was engaged in the development and sale of commercial and residential land.

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






Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001



3. Tunicom LLC ("Tunicom") (a limited liability corporation), (formerly known as Unicom Partnership, Ltd.) was formed in October 1986 to acquire land from "CPC" for the purpose of constructing and operating a 324 unit adult rental retirement project. All-State and entities under common control with other partners of "CPC" have a substantial limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same of those of "CPC". Therefore, the financial statements for CPC and Tunicom are presented on a combined basis to offer a complete r0epresentation of the related entities.

Subsequent to June 30, 2001, CPC ceased operations, and All-State's share of the unrecognized revenue from the sale of land to Tunicom, previously included in the undistributed earnings in partnerships, has been recorded as deferred revenue.

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

5. Total revenue includes additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom and the balance from the adjustment of the Company's equity in the partnership.

6. In July 2001, All-State Properties, L.P. escheated unclaimed partnership distributions in the amount of $304,495.














Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2002


FINANCIAL CONDITION

	Registrant's source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended March 31, 2002.

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







Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2002


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

	The income for the nine months ended March 31, 2001 has been amended to reflect additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties' share) allowance for loss that had been previously deducted against the investment in Tunicom
LLC and the balance from the adjustment of the Company's equity in the partnerships.




























Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF MARCH 31, 2002 AND
CITY PLANNED COMMUNITIES & TUNICOM LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF JUNE 30, 2001
(UNAUDITED)

		MARCH 31,	JUNE 30,
	2002	2001
ASSETS:
Property and equipment - net of
 depreciation	$	332,434	$	161,916
Cash		115,369		165,722
Deferred and prepaid expenses		419,367		435,504

	Total	$	867,170	$	763,142

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	7,920	$	5,041
Partners' capital		859,250		758,101

	Total	$	867,170	$	763,142

























See notes to financial statements.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
CITY PLANNED COMMUNITIES & TUNICOM LLC
F/K/A UNICOM PARTNERSHIP, LTD.
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 2	2 0 0 1	2 0 0 2	2 0 0 1
REVENUES:
Net Sale of Assets	$	-	$	-	$	-	$	20,508,335
Interest and other		24		6,485		920		49,289
Forgiveness of
 interest		-		-		-		2,226,737

Total income	$	24	$	6,485	$	920$22,784,361


EXPENSES:
General and
 administrative	$	27,651	$	14,285	$	30,036	$	967,200
Interest		-		-		-		272,309
Depreciation and
 amortization		-		-		-		-
Taxes and insurance		2,750		(4,767)		6,150		75,023

Total expenses	$	30,401	$	9,518	$	36,186	$	1,314,532

NET PROFIT (LOSS)	$	(30,377)	$	(3,033)	$	(35,266)	$	21,469,829



















See notes to financial statements.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2002 AND 2001






		2 0 0 2	2 0 0 1

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	(37,097)	$	7,199,157

Net Income (Loss) Per Partnership
 Unit	$	(0.02)	$	2.31





































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


Dated: May 28, 2002