Form 10-K
period 2002-06-30
ALL STATE PROPERTIES LP
filed 2002-09-26
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2002                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
  (Address of principal executive offices)       (Zip Code)

Registrant?s Telephone number, including area code (954)
572-2113

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

	        Registrant?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

		(i)   Through a 36.12% owned Florida limited
liability corporation, Tunicom LLC (?Tunicom?)(formerly known as Unicom Partnership Ltd.),Registrant was engaged in the operation of an adult rental apartment project on 78.2 acres of land. (See Item 1(b)(1)(i)(a) and Note 2 to financial statements.)

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

		On July 28, 1995, Tunicom LLC. (Tunicom), successfully concluded a reassignment and reinstatement of its mortgage note in the amount of $27,638,955.87 from the Department of Housing and Urban Development (HUD) to the
Government National Mortgage Association (GNMA). The reinstated, reinsured mortgage had a maturity date of January 1, 2029 and accrued interest at the rate of eight
(8%) percent per annum, which included a 0.25% servicing fee. In addition, Tunicom used to pay one-half of one percent per annum mortgage insurance premium.

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

		The $4,500,000 payment made by CareMatrix to Tunicom represented an option payment, in consideration for which CareMatrix was granted the option to purchase the facility in three years on June 30, 2000. The purchase price was 8.75 times the net operating income before depreciation for the year ended June 30, 2000, plus the then outstanding mortgage balance and other adjustments, less the $4,500,000 option payment.

		In the interim, CareMatrix leased the facility, retaining the sums of $518,700-the first year; $775,000-the second year; and $875,000-the third year out of cash flow each year and after payment of amounts due in connection with the facility's mortgage insured by the U.S. Department of Housing and Urban Development ("HUD").

		The HUD-approved management company, SRR
Management Corp., managed the facility at a rate approved by HUD of 4% of collections.

		Prior to the closing, the Optionee assigned its option to acquire Forest Trace. On August 16, 2000, the transaction was consummated and closed with F.C. Forest
Trace L.L.C., the present owner. The purchase price was $47,159,295, including the outstanding principal balance plus accrued interest on the existing mortgage in the amount of $26,720,254,which was satisfied at closing. After giving effect to various adjustments, prorations and credits, including the deposit of $4,500,000 previously accounted for, the seller received net proceeds of $16,379,732. After payment of a brokerage commission in the amount of $232,190 and bonuses in the amount of $200,000 to key employees of Forest Trace, none of whom were employees of the Company, $15,000,000 was distributed to partners. The remaining balance of $947,542 was being held subject to true-up on November 15, 2000 of net operating income from the facility for the four months ending October 31, 2000. The Company?s share of the $15,000,000 distribution was $4,665,012. (See
Item 7). Of the amount distributed to the Company, $769,038 was used to pay liabilities and $2,638,324 was used to pay the Company?s outstanding debentures together with accrued interest thereon. The balance in the amount of $1,257,650 was retained by the Company, and together with its share of the $947,542 being held, determined the amount of a distribution to the unit owners of $.40 a unit on May 8, 2001.

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

	The CareMatrix entity has defaulted under its obligations to Newall Chancellor 69th Avenue Associates (the ?joint venture?). Newall Assisted Living Ltd., one of the two partners in the joint venture and the entity in which the Company is a partner, is pursuing its rights under the applicable Agreement while at the same time attempting to find a different partner with which to develop and operate the assisted living facility.

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

		(iv) Registrant holds no patents, trademarks, etc.

		(v)  	No part of Registrant?s business is
subject to significant seasonal variation.

		(vi)	Registrant?s only present source of
working capital is the cash distributions made to it by Tunicom.

		(vii) The apartment rental market is not dependent upon a single or a few customers, but instead relies on a wide customer base. The Tunicom units were rented to upper income retirees.

		(viii)	No portion of Registrant?s business
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
development expenses.

	(xi)In the development and sale of their properties, Registrant, Tunicom and Wimbledon are required to comply with applicable zoning and environmental regulations. It is believed that the compliance with environmental regulations will have no material effect upon capital expenditures, earnings or competitive position of Registrant in future periods


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

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

		No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.

ITEM 4.	LEGAL PROCEEDINGS

		None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT?S COMMON EQUITY AND
	 RELATED SECURITY HOLDER MATTERS

	(a)	In June, 1988, Registrant advised its unit
holders that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

	There were no trades made through the
Registrant?s matching service for the years ended June 30, 1993 through June 30, 2001. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2002, there were 1,348 holders
of record of 3,108,518 limited partnership interests, excluding individual participants in security nominee or street names, but including shares escheated to various states.

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

		As of June 30, 2002, 103 of the 1,451 record holders of limited partnership interests holding 9,547 units had not submitted their stock certificates for exchange.

	(c)(d)	The Company never paid cash dividends on its
common stock while it was a corporation. The Partnership declared cash distributions cumulatively totaling $0.85 per unit through August 31, 1989 and distributed $.40 per unit on May 8, 2001.

















II-1





ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 2		 2 0 0 1		 2 0 0 0		 1 9 9 9		 1 9 9 8
REVENUE:
 Equity in net earnings
  (Loss) of real estate
  partnerships	$	(13,438)	$	6,872,555	$	683	$	(23,295)	$	(34,380)
 Other income		7,624		59,564		6,082		 7,364		49,763

    Total	$	(5,814)	$	6,932,119	$	6,765	$	 (15,931) $	15,383
Income (Loss) before
 Extraordinary Items	$	(84,877)	$	6,843,331	$	(174,197)	$	(235,948) $	(151,977)

Net Income (Loss)	$	(84,877)	$	6,843,331	$	(174,197)	$	(235,948)	$	(151,977)
Per Share/Unit -
 fully diluted:
  Net income (Loss) be-
   fore Extraordinary Items	$   (0.03)	$     2.19	$     (.05)	$     (.08)	$     (.05)

Net Income (Loss)	$   (0.03)	$     2.19	$     (.05)	$     (.08)	$     (.05)

SELECTED BALANCE SHEET DATA
 Total Assets	$	344,842	$	658,146	$	6,526	$	21,635	$	6,993

Notes, mortgages and con-
 struction loans	$	-	$	-	$	612,077	$	573,225	$	430,600
4% convertible debentures,
 due 1989 including
 accrued interest	$	-	$	-	$	2,628,518	$	2,563,433	$	2,498,349

    Total	$	344,842	$	658,146	$	3,240,595	$	3,136,658	$	2,928,949

Cash Dividends Declared
 Per Share/Unit	$	NONE	$     0.40	$	NONE	$	NONE	$	NONE


See notes to financial statements.
II-2





CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND TUNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	2 0 0 2		2 0 0 1		2 0 0 0		1 9 9 9		1 9 9 8

Sales and rental
 of real estate	$	-	$	21,705,571	$	-	$	-	$	-

Lease Income		-		-		5,744,412		5,352,291		4,755,196

Interest and other
 income		1,356		2,226,737		13,832		18,818		114,134

Total Revenues	$	1,356	$	23,932,308	$	5,758,244	$	5,371,109	$	4,869,330

Net Income(Loss)
 Before Extra-
 ordinary Items	$	(39,927)	$	22,636,326	$	419,267	$	307,173	$	140,884

Net Income(Loss)	$	(39,927)	$	22,636,326	$	419,267	$	307,173	$	140,884

SELECTED BALANCE
 SHEET DATA

Total Assets	$	866,154	$	763,142	$	30,119,840	$	30,597,154	$	30,948,582

Partners' Cash
 Distributions	$	-	$	16,417,256	$	848,936	$	1,572,000	$	5,001,156


NOTE: Information shown is from the combined financial statements of City Planned
Communities and Tunicom LLC.


See notes to combined financial statement.
II-3






ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	- ALL-STATE PROPERTIES L.P.

		YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED
  		JUNE 30, 2001

FINANCIAL CONDITION

	The net income for the year ended June 30, 2002 represents the results of operations due to the administration of the Company and its lone remaining asset, an interest in approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30, 2001.

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

ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-	ALL-STATE PROPERTIES L.P.

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

		YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED
		JUNE 30, 2001

	The net income for the year ended June 30, 2002 represents the results of operations due to the administration of the Company and its lone remaining asset, an interest in approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30, 2001.

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



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)(NOTE 1A)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED



I N D E X

	PAGE


Independent Auditor?s Report	II-13

FINANCIAL STATEMENTS:

   Balance Sheets               				II-14

   Statements of Operations      		          II-15

   Statements of Changes in Partners? Capital
    (Deficit)  					II-16

   Statements of Cash Flows				        	II-17/18

   Notes to Financial Statements         		II-19/24

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit					IV-5


   Selected Financial Data					II-2

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766

INDEPENDENT AUDITOR?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2002, and 2001 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2002 and
2001 and the results of their operations and their cash flows for each of three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheets as of June 30, 2000, 1999, 1998, and the related statements of operations, partners? capital, and cash flows for the years ended June 30, 2000, 1999, and 1998 (none of which are presented herein); and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended June, 30 2002, appearing on page II-2, and the exhibit indicating the computation of earnings per unit, appearing on page IV-5, are fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


September 12, 2002

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 2002 AND 2001
(AUDITED)
A S S E T S

			JUNE 30
        	  2 0 0 2      2 0 0 1

Cash			$	34,348	$	402,042

Other assets			$	1,210	$	1,210

Undistributed earnings in
 partnerships ? related parties
 (Notes 1, 2 and 10)		309,664		254,894

Total Assets 			$	345,222	$	658,146


LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Partnership distributions
   payable (Note 7)			$	11,934	$	314,451

  Deferred revenue ? related
   party					     68,207        -

  Accounts payable and
   other liabilities
   (Note 6)				24,173		12,039

			$	104,314	$	326,490
COMMITMENTS AND CONTINGENCIES
 (Notes 2,9 and 10)

PARTNERS? CAPITAL:
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 5 and 7)			$	430,145	$	515,299
  Notes receivable-officers/
   partners including
   accrued interest of
   $49,379 in 2002 and
   $43,785 in 2001 (Note 3)				(189,237)		(183,643)

			$	240,908	$	331,656
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	345,222	$	658,146




See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED



	  2 0 0 2 	  2 0 0 1	  	  2 0 0 0
REVENUES (Note 8):

  Income (Loss) from real
   estate partnership -
    related parties
    (Note 2)	$	(13,438)	$	6,872,555	$	683
  Interest income
    (Note 3)		7,624		59,564		6,082


	$	(5,814)	$	6,932,119	$	6,765

COST AND EXPENSES:


  General and
   administrative
   expenses(Note 1E)	$	79,340	$	70,128	$	46,270
  Interest (Notes 1E
   and 4)		-		18,660		134,692

      Total	$	79,340	$	88,788	$	180,962

NET INCOME (LOSS)	$	(85,154)	$	6,843,331	$	(174,197)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)	$    (0.03)	$     2.19	$    (0.05)


CASH DISTRIBUTIONS PER
 UNIT	$     NONE	$     0.40	$	NONE















See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

							  NOTES		   TOTAL
							RECEIVABLE		 PARTNERS
	   NUMBER		 GENERAL		  LIMITED		 OFFICERS/		 CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)

BALANCE - June 30, 1999	$	3,118,065	$	2	$	(4,383,983)	$	(224,376)	$	(4,608,359)

Net (Loss)		-		-		(174,197)		-		(174,197)
Net increase in notes receivable-
 partners		-		-		-		(5,673)		(5,673)

BALANCE - June 30, 2000	$	3,118,065	$	2	$	(4,558,180)	$	(230,049)	$	(4,788,229)

Net income		-		-		6,843,331		-		6,843,331
Net decrease in notes receivable-
 partners		-		-		-	$	46,406		46,406
Partners distributions		-		-		(1,769,852)		-		(1,769,852)

BALANCE ? June 30, 2001	$	3,118,065	$	2	$	515,299	$	(183,643)	$	331,656

Net (Loss)		-		-		(85,154)		-		(85,154)
Net increase in notes receivable-
 partners		-		-		-		(5,594)		(5,594)
Partners distribution		-		-		-		-			-

BALANCE - June 30, 2002	$	3,118,065	$	2	$	430,145	$	(189,237)	$	240,908







See accompanying summary of accounting policies and notes to financial statements.
                         II-16






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 2		2 0 0 1		  2 0 0 0
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1G)

Cash Flows from Operating
 Activities:


	Interest and other income
	 received	$	2,030	$	105,970	$	1,079
	Cash paid for general and
	 administrative expenses		(55,273)		(101,408)		(33,425)
	Interest paid		-	$	(1,187,175)		(42,710)
  Payment for shares escheated	  (314,451)		-		-

	  Net Cash (Used)
     Provided by Operating
	   Activities	$	(367,694)	$(1,182,613)	$	(75,056)

Cash Flows from Financing
 Activities:

	Proceeds(payment) from
	 notes payable - net		$	-	$	(508,461)	$	24,359
	Proceeds (payments) on
	 note-related party - net		-		(145,537)		17,237
	Payment of debentures		-		(1,643,198)		-


	  Net Cash Provided
	   (Used) by Financing
	   Activities	$	-	$	(2,297,196)	$	41,596

Cash Flows from Investing
 Activities:

	Distribution to partners	$	-	$	(1,707,897)$	-
	Distribution from partner-
	 ship		-		5,584,432		18,351

	  Net Cash Provided (Used)
	   by Investing Activities	$	-	$	3,876,535	$	18,351







See accompanying summary of accounting policies and notes to financial statements.

II-17 (1 of 2)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


	2 0 0 2		2 0 0 1		  2 0 0 0

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	(367,694)	$	396,726	$	(15,109)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		402,042		5,316		20,425

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	34,348	$	402,042	$	5,316








































See accompanying summary of accounting policies and notes to financial statements.

II-17 (2 of 2)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 2		  2 0 0 1		  2 0 0 0

Reconciliation of net income(Loss)
 to net cash (used) provided
 by operating activities:

   Net Income (Loss)	$	(85,154)	$	 6,843,331	$	(174,197)

Adjustments to reconcile net
 (Loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate partnership ?
   related parties	$	13,438	$(6,872,555)	$	(683)

Changes in assets and liabilities:
  Increase (Decrease) in
   accrued interest -
   notes payable		-		   (103,616)		14,493
  Increase (Decrease)in
   accrued interest-related
   party notes (net)		-		    (79,579)		13,074
  (Increase) decrease in
   notes receivable-partners	(5,594)		     46,406		(5,673)
   Increase (decrease) in 4%
   Convertible subordinated
   debenture accrued interest	-		   (985,320)		65,084
  (Decrease) increase in

   liabilities		12,134		    (31,280)		12,846
  (Decrease) in partnership
    distributions payable		(302,518)		-		-

   Total Adjustments	$	(282,540)	$	(8,025,944)	$	99,141

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(367,694)	$	(1,182,613)	$	(75,056)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Deferred Revenue	$	68,207		-		-
Undistributed earnings in
  partnerships ? related
  parties 	$	(54,769)			-	-
Income (loss) from real
  estate partnership ?
  related parties	$	(13,438)			-	-

See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

	All-State Properties L.P. (a limited partnership) (the
Company) was organized under the Revised Uniform
Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc.
(the Corporation). Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September
30, 1984, the Corporation transferred substantially all of its assets to All-State Properties L.P., and the Corporation distributed such limited partnership interests to its shareholders.

The Company?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida.
However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (Tunicom)(formerly known as Unicom Partnership Ltd.) the Company was engaged in the operation of a 324-unit adult rental apartment project that was sold during the year ended June 30, 2001.

Through a 50% owned real estate joint venture, City
Planned Communities (CPC), The Company was engaged in the development and sale of commercial and residential land. City Planned Community was liquidated on July 1, 2001.

It also was involved in the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon Development Ltd. As of June 30, 2000, all the land and condominiums owned by Wimbledon have been sold (Note 1A).


B.	Revenue Recognition

The Company recognizes income from its investment in real estate partnerships utilizing the equity method, and interest is recognized as earned with the passage of time.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)


C.	Income (Loss) Per Partnership Unit

	Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding. No effect was given to the convertible debentures that were dilutive and were repaid in 2001.
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

        F. Principles of Consolidation

The accompanying financial statements include the accounts of the Company and of Wimbledon Development
Ltd, a 99%-owned limited partnership. All intercompany transactions and balances have been eliminated in consolidation.

        G. Limited Partnership

The accompanying financial statements include only those assets, liabilities and results of operations, which relate to the business of All?State Properties, L.P. The financial statements do not include any assets, liabilities, revenues, or expenses attributable to the partners? individual activities.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
          RECEIVABLE

	The Company owned a 50% interest in City Planned
Communities (a general partnership) (CPC) and a 36.12% limited partnership interest in a Tunicom LLC (formerly known as Unicom Partnership Ltd.)(Note 12). The beneficial owners of Tunicom LLC were substantially the same as the beneficial owners of City Planned Communities. Tunicom LLC acquired land from City Planned Communities and constructed an adult apartment rental community.

	In June, 1995, the partners of CPC agreed to contribute
$13,351,210 in notes, loans and accrued interest to Tunicom?s capital, and they received a preferred distribution position. In 2001, through the sale of substantially all the assets of Tunicom (Note 12), funds were generated to repay the preferred capital contributions in full.

	The Company discontinued applying the equity method to its investment in Tunicom LLC (Tunicom) in 1988 when the investment account was reduced to zero. The Company resumed applying the equity method in 2001 after its share of the net income from Tunicom exceeded the share of net losses that were not recognized in the amount of approximately
$6,000,000.

The Company?s share of Tunicom?s income (loss) was $(13,438) in 2002, $6,876,756 in 2001 and $150,945 in 2000.

	The Company?s equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows,

	  	  CITY		   TUNICOM
		 PLANNED		 PARTNERSHIP
		COMMUNITIES	    LTD.
		 (NOTE 10)	  (NOTE 12)	    COMBINED

	2002	$	-	$	309,664	$	309,664

	2002		-	    90.00%	     90.00%

	2001	$	(68,208)	$	323,102	$	254,894

	2001	(10.00%)	    49.00%		 39.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE
         RECEIVABLE (Continued)

	In consideration of cash advances in the amount of $13,351,210 made and services rendered by certain individuals to Tunicom, Tunicom agreed to distribute to these individuals 26.76% (including 5% to the general partner of the Company) of any of its cash that becomes available for distribution.

	In accordance with the distribution agreements of Tunicom and CPC, and after the distribution of $13,351,210 was made in 2001, the Company received a distribution of approximately $5,800,000 and is presently entitled to receive 36.12% of future distributions. As a result of prior years cash advances made to Tunicom by certain individuals on behalf of the Company, The Company agreed to give these individuals 3.60% of its share of the 36.12%.

	The Company also assigned 10.23% of its share of distributions from CPC to individuals in consideration of funds advanced by them to the Company.

NOTE 3 - NOTES RECEIVABLE - PARTNERS

		The Company received cash and notes receivable from the former treasurer and the general partner of the Company as a result of the exercise of options to acquire shares of common stock, which were subsequently exchanged for limited partnership units.

		The notes bear interest at 4% per annum and are non-recourse; however, the Company has a lien on and a security interest in the units. All cash distributions are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and are reflected as a reduction of the equity of the Company.


NOTE 4 - 4% CONVERTIBLE SUBORDINATED DEBENTURES


	In August 2000, the debentures and accrued interest were repaid from the proceeds received from Tunicom LLC?s sale of its adult rental project. (See Note 13).

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

NOTE 5 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company?s income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership?s approximate income (losses) for tax reporting purposes for the years ended June 30, 2002, 2001 and 2000 was $(85,000),
$6,400,000 and $(190,000), respectively, which approximates income (losses) of ($0.03), $2.06, and ($0.06) per unit, respectively, based on 3,118,065 outstanding partnership units.

NOTE 6 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		  2 0 0 2	   2 0 0 1

		Fees		14,981		4,499
		Other		9,192		7,540


		$	24,173	$	12,039

NOTE 7 -	PARTNERS? CAPITAL (DEFICIT)

	As of June 30, 2002, there are 103 shareholders holding 9,547 shares of the predecessor corporation that have not converted their stock certificates into limited partnership units. The limited partnership, from inception through June
30, 2002, has declared accumulated distributions of $1.25 per each partnership unit outstanding. The partnership distributions payable represent the Company?s liability if the stock certificates are converted into partnership units.

	During the year ended June 30, 2002, the Company escheated accumulated distributions in the amount of $314,451 to the various states.

		The Company did not declare any distributions to its unit owners during the year June 30, 2002.

NOTE 8 - RESTRUCTURED FINANCING

	A note arising from a debt restructure in 1993 including accrued interest became due on December 31, 2000 and was paid.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 9 ? LEGAL PROCEEDINGS

	The limited partnership in which the Company is the limited partner was named as a defendant in a lawsuit seeking all damages allowable under the Florida Wrongful
Death Act. A motion to dismiss the limited partnership was filed and granted by the circuit court judge. Plaintiffs appealed the order dismissing the limited partnership in this litigation. In March 2001, the appellate court affirmed the lower court?s final order of dismissal with prejudice, which resulted in Wimbledon Development Ltd.
successfully defending against the lawsuit.

NOTE 10 - TUNICOM LLC ? OPERATIONS

	On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to a deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom received net proceeds of $16,379,732. Tunicom distributed $16,200,000 to its partners and All-State
Properties, L.P.?s share was approximately $5,800,000, which was used to pay the Company?s outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.

	Total revenue includes additional income in the amount of $5,150,666 from real estate partnerships resulting from the realization of a $4,407,944 (All-State Properties? share) allowance for loss that had been previously deducted against the investment in Tunicom and the balance from the adjustment of the Company?s equity in the partnerships.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED FINANCIAL STATEMENTS
JUNE 30, 2002
AUDITED



C O N T E N T S

	PAGE

Independent Auditor?s Report      	        II-26

Combined Financial Statements:

   Balance Sheets               					 	II-27

   Statements of Operations      	     					II-28

   Statements of Partners? Capital (Deficit)			II-29

   Statements of Cash Flows                         	II-30/32

   Notes to Financial Statements                    	II-33/37

Supplemental Information:

   Explanation of eliminations to combining
    financial statements                 		  	II-38

   Combining Balance Sheets	II-39/42

   Combining Statements of Operations              	II-43/45

   Combining Statements of Partners? Capital
   (Deficit)		                       	II-46

   Combining Statements of Cash Flows               	II-47/55

   Selected Financial Data 					  	II-3

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT AUDITOR'S REPORT


To The Partners
City Planned Communities and
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying combined balance sheets of City Planned Communities (liquidated July 1, 2001) and Tunicom LLC (F.K.A. Unicom Partnership, Ltd. ? Note 8) as of June 30, 2002 and 2001 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of City Planned Communities and Tunicom LLC (F.K.A. Unicom Partnership, Ltd.) as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheets as of June 30, 2000 and 1999, and the related statements of operations, partners? capital, and cash flows for the years ended June 30, 2000, 1999, and 1998 (none of which are presented herein); and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended June, 30 2002, appearing on page II-3, and the explanation of eliminations to combining financial statements and related combining balance sheets and statements of operations, partners? capital and cash flows, appearing on pages II-44 through II-61, are fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

September 12, 2002

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED BALANCE SHEETS
JUNE 30, 2002 AND 2001
AUDITED

A S S E T S
	  2 0 0 2		  2 0 0 1

Property and equipment, at cost
 (Notes 1B, 4, 5 and 7)	$	-	$	-*

Land and development costs (Note 1C) 	$	723,410	$	533,292*

		$	723,410	$	533,292

Cash		112,719		165,722
Deferred management fees -
 related party (Notes 1A ,3 and 7)		-		34,103
Prepaid expenses		30,025		30,025*

TOTAL ASSETS	$	866,154	$	763,142

LIABILITIES AND PARTNERS? CAPITAL (DEFICIT)
LIABILITIES:

  Accounts payable and accrued
   expenses (Note 2)	$	8,835	$	5,041

	$	8,835	$	5,041

COMMITMENTS AND CONTINGENCIES
 (Notes 3, 5, and 6)		-		-

PARTNERS? CAPITAL
 (Notes 3 & 5)		857,319		758,101

TOTAL LIABILITIES AND PARTNERS?
 CAPITAL	$	866,154		$	763,142















* Reclassified for comparative purposes.


See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AUDITED



	     2 0 0 2      2 0 0 1       2 0 0 0

REVENUES:

Net sale of assets ?
  (Note 7)	$	-	$	21,705,571	$	-
Interest and other
 income		1,356		50,487		13,832
Lease income ?(Note 5)		-		-		5,744,412
Forgiveness of interest
(Note 4 and 7)		-	$	2,226,737	$	-

	$	1,356	$23,982,795		$	5,758,244

EXPENSES:

General and adminis-
   trative (Note 3)	$	34,933	$	982,114	$	1,396,899

Taxes and insurance		6,350		92,046		624,761

	$	41,283	$	1,074,160	$	2,021,660

NET INCOME (LOSS) BEFORE
 DEPRECIATION, AMORTIZATION
 AND INTEREST:	$	(39,927)	$	22,908,635	$	3,736,584

OTHER EXPENSES:

  Interest (Note 1D)	$	-	$	272,309	$	2,259,354
  Depreciation and
   amortization		-		-		1,057,963

		-	$	272,309	$	3,317,317

NET INCOME (LOSS)	$	(39,927)	$	22,636,326	$	419,267












See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED



	  2 0 0 2		   2 0 0 1      2 0 0 0


PARTNERS? CAPITAL
 (DEFICIT)- Beginning	$	758,101	$	(5,460,970)	$	(5,603,863)

   Distributions
   (Notes 4 & 6B)		-		(16,417,255)		(848,936)

   Liquidation of City
    Planned Communities$	136,415		-		-


   Contributions
   (Notes 4 & 6B)		2,730		-		572,562

   Net income (Loss)		(39,927)		22,636,326		419,267


PARTNERS? CAPITAL
 (DEFICIT) - Ending	$	857,319	$	758,101	$	(5,460,970)



























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

	    2 0 0 2		  2 0 0 1	  2 0 0 0
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Interest received   	$	1,356	$	144,191	$	1,428
  Cash paid - interest		-		(407,180)		(2,319,213)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		(34,759)		(1,482,450)		(2,024,381)
  Net sales of property		-		43,214,691		5,677,155

    Net Cash (Used) Pro-
     vided by Operat-
     ing Activities	$	(33,403)	$	41,469,252	$	1,334,989

Cash Flows from Investing
 Activities:
  Capital expenditures -
   net	$	(19,600)	$	-	$	(160,480)
Tenant security de-
   posits		-		-		(30,508)
Partners' (distribu-
   tions)contributions
   - net		-		(16,417,256)		(276,374)

    Net Cash Provided
     (Used) by Invest-
     ing Activities	$	(19,600)	$	(16,417,256)	$	(467,362)

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	-		200,611	$	(554,617)
  Cash received (paid)
   notes & mortgages		-		(26,751,910)		(174,867)

    Net Cash (Used) Pro-
     vided by Financing
     Activities	$	-	$	(26,551,299)	$	(729,484)










See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED




	    2 0 0 2	     2 0 0 1	      2 0 0 0
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	(53,003)	$	(1,499,303)	$	138,143
CASH AND CASH EQUIVA-
 LENTS-BEGINNING OF
 YEAR		165,722		1,665,025		1,526,882
CASH AND CASH EQUIVA-
 LENTS-END OF YEAR	$	112,719	$	165,722	$	1,665,025






































See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

	    2 0 0 2     2 0 0 1      2 0 0 0

Reconciliation of net
 income to net cash
 provided (used)by
 operating activities:

  Net income (Loss) 	$	(39,927)	$	22,636,326	$	419,267

Adjustments to reconcile
 net income (Loss) to net
 cash provided (used) by
 operating activities:

  Decrease in property,
   plant & equipment	$	-	$	24,496,319	$	-
  Depreciation and
   amortization		-		-		1,057,963
  Increase (decrease)
   in accrued interest
   notes payable		-		(134,871)		(59,858)
  (Increase) decrease in
   prepaid expense		-		159,596		1,509
  Decrease (increase) in
   other assets and ac-
   counts receivable		2,730		-		60,314
  (Decrease) increase in
   accounts payable and
   accrued expenses		3,794		(1,165,326)		(144,206)
  (Increase) decrease in
   deferred management fee		-		597,440		-
  Decrease in deferred
   profit		-		(2,987,200)		-
  Decrease in un-
   amortized interest		-		(2,212,612)		-
  Decrease notes re-
   ceivables		-		79,579		-

     Total Adjustments	$	6,524	$	18,832,925	$	915,722

NET CASH (USED) PROVIDED
 BY OPERATING ACTIVI-
 TIES	$	(33,403)	$	41,469,251	$	1,334,989

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Land and development costs	$	(170,518)		-		-
Deferred management fees-
 Related party  	$	34,103			-	-
Partners? capital 	$	136,415			-	-

See accompanying summary of accounting policies and notes to financial statements.
II-32





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Organization, Operations and Principles of Combination

1.	City Planned Communities (Hereafter CPC)

	The Partnership was formed in 1968 and was engaged in the business of land sales in Broward County, Florida. The two fifty percent partners of CPC were All-State Properties L.P. (a limited partnership) and NLI Partners, Ltd. (a limited partnership). The partnership was liquidated on July 1, 2001.

2.	Tunicom LLC (Hereafter Tunicom)

	The limited liability corporation (formerly known as Unicom Partnership, Ltd.) was formed on October 27,
1986 to acquire land from CPC for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). Effective
July, 1997, Tunicom leased its property and in August 2000 the rental property was sold (Note 6).

3.	Basis for Combination

	All-State Properties L.P. and entities under common control with the partners of NLI Partners, Ltd. have a 93% limited partnership interest in Tunicom.
Accordingly, the beneficial owners of Tunicom are substantially the same as those of CPC. Therefore, the financial statements of CPC and Tunicom are being presented on a combined basis to offer a more complete presentation of the related entities. All intercompany transactions have been eliminated in combination.

	In 1987, Tunicom purchased 78 acres of land from CPC. Due to the related ownership and control of the two entities and in accordance with prescribed accounting standards, CPC deferred the gross profit of approximately $3,158,000 from this sale and a related management fee expense of $631,000. In 2001 when substantially all the property was sold, CPC recognized deferred income of $2,987,000 and a management fee of $597,000. The balance of the deferred revenue of approximately $170,000 and the related management fee expense of $34,000 were eliminated upon liquidation of CPC in July 2001 and assumed by the partners.




II-33




CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

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

B.	Property and Equipment (Note 6)

1.	The building that was sold in August 2000 was
depreciated using the straight-line method over an estimated useful life of 40 years for financial statement purposes, whereas the modified accelerated cost recovery system (MACRS) method over 27-1/2 years was used for tax presentation. Since the company is a partnership, income or losses are reported by the partners. Accordingly, no tax effect resulted from the temporary differences.

2.	Furniture and equipment that were sold in August
2000 were depreciated using MACRS for both tax and financial statement presentation. Differences between this method and other accelerated depreciation methods were not material.

3.	China, glassware, silverware and utensils that were
sold in August 2000 were represented by a base inventory. Additional acquisitions were expensed when purchased. The base inventory changed if material variances occurred.

C.	  Land and Development Cost

		Land is recorded at cost and includes costs capitalized in connection with the development of real estate.
II-34





CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

      D. Interest

	During the years ended June 30, 2001 and 2000, total interest incurred of $272,309, $2,259,354, respectively was charged to operations.

E. Income Tax Reporting

	For income tax purposes, CPC reports on the cash basis of accounting while Tunicom reports on the accrual basis.
Both utilize the accrual basis of accounting for financial reporting purposes. No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.

      F. Partnership and Limited Liability Corporation

The accompanying combined financial statements includes only those assets, liabilities and results of operations, which relates to the businesses of City Planned
Communities, a Partnership, and Tunicom LLC, a limited liability corporation. The financial statements do not include any assets, liabilities, revenues, or expenses attributable to the partners? and members? individual activities.

NOTE 2 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	 Accounts payable and accrued
	 expenses at June 30, 2002 and
	 2001 consist of the following:

		  	 	   2 0 0 2	  2 0 0 1

	 Accounts payable		$	2,723	$	1,641
	 Real estate taxes			5,500		3,400
				$	8,223	$	5,041


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

	Management Agreements

	The operations of Tunicom?s adult apartment rental complex was managed by an individual who is the general partner of All-State Properties L.P. The agreement with the individual?s management company called for an assignment of a 5% interest of all available cash flows for services rendered. The agreement was terminated when the facility was sold in August 2000. (See Note 5A)

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED



NOTE 4 - MORTGAGE LOAN PAYABLE

	The mortgage, bearing interest at 8% per annum was insured by the Department of Housing and Urban Development (HUD) and was payable in monthly installments of $198,051. As a result of the mortgage modification in 1985, $2,498,809 in accrued interest was forgiven. This amount was recorded as a deferred interest adjustment and was being amortized over the remaining term of the mortgage. The unamortized balance of the interest forgiveness was recognized in full upon sale of the property. (See Note 8)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

A.	Management Contract (See Note 3)

	On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company was paid a fee equal to 4% of the monthly revenue. The management agreement was terminated upon sale of the rental property in August
2000.

B.	Distributions

	Presently, the cash flow that becomes available for distribution will be distributed as follows:

		3.49% to the non-partner distributees

            As to the partners:
		1.00% to F. Trace, Inc. the former general
             partner of Tunicom
	  23.27% to the newly admitted limited partners
	  36.12% to Newnel Partnership
	  36.12% to the Company (including 3.60% given
	          	to certain individuals who made cash
		advances to Tunicom on behalf of the
             the Company)

           100.00%

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

B.	Lease Agreement

On July 1, 1997, the Partnership entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser was able to purchase the property or cancel the option and forfeit their deposit. The agreement called for the tenant to pay the Partnership a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant retained $812,712, $1,175,000 and $1,275,000, respectively, during the three year period, and the Partnership was paid all other remaining revenue from the facility that exceeded a certain threshold.

		On March 10, 2000 the intended purchaser assigned its interest, rights and option to purchase the property to an unrelated company. The Assignee purchased the property on August 16, 2000 (Note 8).

NOTE 6 - PENSION PLAN

	During year ended June 30, 1995, Tunicom Partnership implemented a 401-K pension plan. Employees were eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and were at least 21 years of age. The employer did not make a matching contribution.

NOTE 7 ? SALE OF THE ADULT RENTAL RETIREMENT FACILITY

	In connection with the sale of the adult rental retirement facility which closed on August 16, 2000, Tunicom LLC
(?Tunicom?) (a limited liability corporation), was formed on August 14, 2000 as the successor to Unicom Partnership, Ltd. (?Unicom?). Tunicom succeeded to all of the assets and the liabilities of Unicom.

On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom LLC received net proceeds of $16,379,732. Tunicom distributed $16,200,000 to its partners and All-State Properties, L.P.?s share was approximately $5,800,000.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
EXPLANATION OF ELIMINATIONS TO COMBINING FINANCIAL STATEMENTS
JUNE 30, 2002, 2001 AND 2000
AUDITED

The combining financial statements for City Planned Communities
(CPC) (liquidated July 1, 2001) and Tunicom LLC, (Tunicom) are presented as supplemental information to the combined financial statements. All significant transactions between CPC and Tunicom have been eliminated. Descriptions of the eliminations are as follows:

(a) Cost of land purchased by Tunicom from CPC in 1987 has been adjusted to reflect the carrying value of property, computed as follows:

	    Land cost	$	250,578
	    Land development cost		571,704
 	    Closing cost		20,000

	    Carrying value of property	$	842,282
	    Selling price		(4,000,000)

	    Adjustment to land and construction in
	     progress and deferred profit	$	(3,157,718)
	    Amount realized on sale of property
	     in 2001		2,987,200
		$	(170,518)

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS
JUNE 30, 2002
AUDITED

	    CITY		TUNICOM LLC				   COMBINED
	  PLANNED		           			   BALANCE
	COMMUNITIES	   		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment, at cost:
  Land and develop-
   costs	$	-	$	723,410	$	-	$	723,410

	$	-	$	723,410	$	-		$	723,410

  Cash		-		112,719		-		112,719
  Deferred management
   fees - related
   party		-		-		-		-
  Other assets		-		30,025		-		30,025

TOTAL ASSETS	$	-	$	866,154	$	-		$	866,154





























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 2002
AUDITED

	    CITY		TUNICOM LLC				  COMBINED
	   PLANNED	 			 	    BALANCE
	COMMUNITIES	          		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

Accounts payable
 and accrued
 expenses	$	-	$	8,835	$	-	$	8,835
Tenant security
 deposits		-		-		-		-
Deferred profit		-		-		-		-

	$	-	$	8,835	$	-	$	8,835
COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS? CAPITAL
		-		857,319		-		857,319

TOTAL LIABILITIES
 AND PARTNERS?
 CAPITAL	$	-	$	866,154	$	-	$	866,154























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS
JUNE 30, 2001
AUDITED

	    CITY		 TUNICOM LLC   		  COMBINED
	   PLANNED		           			 	    BALANCE
	COMMUNITIES        		ELIMINATIONS	     SHEET
ASSETS

Property and equip-
 ment at cost:
  Land and develop-
   ment costs	$	-	$	703,810	$	(170,518)(a)	$	533,292*

	$	-	$	703,810	$	(170,518)		$	533,292

  Cash		-		165,722		-		165,722
  Deferred management
   fees - related
   party		34,103		-		-			34,103
  Other assets		-		30,025		-			30,025*

TOTAL ASSETS	$	34,103	$	899,557	$	(170,518)	$	763,142


























* Reclassified for comparative purposes.

See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING BALANCE SHEETS (CONTINUED)
JUNE 30, 2001
AUDITED

	    CITY		TUNICOM LLC		   	 	 COMBINED
	   PLANNED		           		 	    BALANCE
	COMMUNITIES	    		ELIMINATIONS	     SHEET
LIABILITIES AND PARTNERS? CAPITAL (DEFICIT)

LIABILITIES:

Accounts payable
 and accrued
 expenses	$	-	$	5,041	$	-	$	5,041
Tenant security
 deposits		-		-		-		-
Deferred profit		170,518		-		(170,518)		-

	$	170,518	$	5,041	$	(170,518)	$	5,041
COMMITMENTS AND
 CONTINGENCIES		-		-		-		-

PARTNERS? CAPITAL
 (DEFICIT)		(136,415)		894,516		-		758,101

TOTAL LIABILITIES
 AND PARTNERS?
 CAPITAL (DEFICIT)	$	34,103	$	899,557	$	(170,518)	$	763,142























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2002
AUDITED

	    CITY		TUNICOM LLC				  COMBINED
	   PLANNED					 	  STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	   OPERATIONS
REVENUES:

  Interest and
   other income	$	-	$	1,129	$	-	$	1,129

	$	-	$	1,129	$	-	$	1,129
EXPENSES:

  General and
   administrative	$	-	$	34,933	$	-	$	34,933
  Taxes and
   insurance		-		6,350		-		6,350

	$	-	$	41,283	$	-	$	41,283

NET INCOME (LOSS)
 BEFORE DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	-	$	(40,154)	$	-	$	(40,154)

NET(LOSS)INCOME	$	-	$	(40,154)	$	-	$	(40,154)























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2001
AUDITED

	   CITY		TUNICOM LLC		 	   COMBINED
	  PLANNED		                 		 	 STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	  OPERATIONS

REVENUES:

  Net sale assets	$	16,134	$	17,505,001	$	2,987,200	$	20,508,335
  Interest and
   other income		1,758		48,729		-		50,487
  Forgiveness of
   Interest		-		2,226,737		-		2,226,737

  Deferred profit
   on sale of land		2,987,200		-		(2,987,200)		-

	$	3,005,092	$	19,780,467	$	-	$	22,785,559

EXPENSES:

  General and
   administrative	$	604,640	$	377,474	$	-	$	982,114
  Taxes and
   insurance		-		92,046		-		92,046

	$	604,640	$	469,520	$	-	$	1,074,160

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	2,400,452	$	19,310,947	$	-	$21,711,399

OTHER EXPENSES:

  Interest	$	-	$	272,309	$	-	$	272,309

NET (L0SS) INCOME	$	2,400,452	$	19,038,638	$	-	$	21,439,090











See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF OPERATIONS
 JUNE 30, 2000
AUDITED

	    CITY		TUNICOM LLC				 COMBINED
	   PLANNED		           			 	  STATEMENT OF
	COMMUNITIES	    		ELIMINATIONS	   OPERATIONS
REVENUES:

  Interest and
   other income	$	12,404	$	1,428	$	-	$	13,832
  Lease income		-		5,744,412		-		5,744,412

	$	12,404	$	5,745,840	$	-	$	5,758,244

EXPENSES:

  General and admini-
   strative		(1,730)		1,398,629		-		1,398,899
  Taxes and in-
   surance		-		624,761		-		624,761

	$	(1,730)	$	2,023,390	$	-	$	2,021,660

NET INCOME BEFORE
 DEPRECIATION,
 AMORTIZATION AND
 INTEREST	$	14,134	$	3,722,450	$	-	$	3,736,584

OTHER EXPENSES:

  Interest	$	12,767	$	2,246,587	$	-	$	2,259,354
  Depreciation and
   amortization		-		1,057,963		-		1,057,963

	$	12,767	$	3,304,550	$	-	$	3,317,317

NET INCOME 	$	1,367	$	417,900	$	-	$	419,267












See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF PARTNERS? CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 2002, 2001 AND 2000
AUDITED

			 COMBINED
							 STATEMENT
	   CITY		TUNICOM LLC			OF PARTNERS'
	  PLANNED		           				  CAPITAL
	COMMUNITIES		        		ELIMINATIONS 	 (DEFICIT)
PARTNERS?
 CAPITAL
 (DEFICIT) -
June 30,
 1999	$	(2,893,540)	$	(2,710,323)	$	-	$	(5,603,863)
Net Income
 (Loss) -
 2000		1,367		417,900		-		419,267
Distribution		-		(848,936)		-		(848,936)
Contribution 		572,562		-		-		572,562
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 2000	$	(2,319,611)	$	(3,141,359)	$	-	$	(5,460,970)
Net Income
 (Loss)2001		2,400,452		20,235,875		-		22,636,327
Distribution		(217,256)		(16,200,000)		-		(16,417,256)
PARTNERS?
 CAPITAL
 (DEFICIT)-
 June 30,
 2001	$	(136,415)	$	894,516	$	-	$	758,101
Net income
 (Loss) -
 2002		-		(39,927)		-		(39,927)
Liquidation		136,415		-		-		136,415
Contribution 		-		2,730		-		2,730
PARTNERS'
 CAPITAL -
 June 30,
 2002	$	-	$	857,319	$	-	$	857,319







See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 2002
                                AUDITED
	   						COMBINED
	      CITY		TUNICOM LLC				STATEMENT
	    PLANNED		           			    OF
	   COMMUNITIES	   		ELIMINATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVA-
 LENTS

Cash Flows from Opera-
ing Activities:
	Interest received 	$	-	$	1,356	$	-	$	1,356
	Cash paid - suppliers,
	 employees and admini-
	 strative expenses		-		(28,409)		-		(28,409)

	Cash paid ? taxes and
	 insurance		-		(6,350)		-		(6,350)

   Net Cash (Used)
    Provided by Operating
    Activities:	$	-	$	(33,403)	$	-	$	(33,403)


Cash Flows from Invest-
ing Activities:
	Partner distribution	$	-	$	-	$	-	$	-
	Capital expenditures		-		(19,600)		-		(19,600)

	   Net Cash (Used)
	    Provided by
	    Investing
	    Activities	$	-	$	(19,600)	$	-	$	(19,600)
















See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 2002
                                AUDITED




						 	COMBINED
	      CITY		TUNICOM LLC			STATEMENT
	    PLANNED		           			    OF
	  COMMUNITIES	         		ELIMINATIONS	  CASH
FLOWS


NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	(53,003)	$	-	$	(53,003)
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		-				165,722		-			165,722
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	-	$		112,719	$	-	$		112,719






























See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2002
AUDITED

	   						COMBINED
	    CITY		TUNICOM LLC			STATEMENT
	   PLANNED		  			   	  OF
	 COMMUNITIES	  		ELIMINATIONS	CASH FLOWS
Reconciliation of net
 profit (Loss) to net
 cash provided (used)
 by operating activi-
 ties:

	Net income	$	-	$	(39,927)	$	-	$	(39,927)

Adjustments to recon-
 cile to net cash provided
 (used) by operating
 activities:

	(Decrease) (Increase)
	 in accounts payable
	 and accrued expenses	$	-	$	6,524	$	-	$	6,524

	   Total Adjust-
	    ments	$	-	$	6,524	$	-	$	6,524

NET CASH PROVIDED
 (USED) BY OPERATING
 ACTIVITIES	$	-	$	(33,403)	$	-	$	(33,403)




















See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 2001
                                 AUDITED
  	  CITY		TUNICOM LLC			      COMBINED
	 PLANNED		           			 	 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
	Interest received	$	81,337	$	62,854	$	-	$	144,191
	Cash paid - interest		-		(407,180)		-			(407,180)
	Cash paid - suppliers,
   employees and admini-
	 strative expenses		(35,724)		(1,446,726)		-			(1,482,450)
	Net sale of property		25,800		43,188,890		-			43,214,690

	  Net Cash (Used)
	   Provided by Opera-
     ting Activities	$	71,413	$	41,397,838	$	-	$	41,469,251

Cash Flows from Invest-
 ing Activities:
	Partner distribution	$(217,256)	$(16,200,000)		-	$	(16,417,256)

	 Net Cash (Used) Provided
	  by Investing Acti-
	  vities	$	(217,256)$	(16,200,000)	$	-	$	(16,417,256)

Cash Flows from Fi-
 nancing Activities:
	Cash received
  (paid) - related
	 party	$	145,537	$	55,074	$	-	$	200,611
	Cash (paid)
   received -
   notes and
   mortgages		-		(26,751,910)		-		(26,751,910)

	 Net Cash Provided
	  (Used) by Financ-
	  ing Activities	$	145,537	$	(26,696,836)	$	-	$	(26,551,299)







See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2001
AUDITED

  	  CITY		TUNICOM LLC				COMBINED
	 PLANNED		            				 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS

NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	(306)	$	(1,498,997)	$	-	$	(1,499,303)
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,664,719		-		1,665,025
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	-	$	165,722	$	-	$	165,722




































See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2001
AUDITED

  	  CITY		TUNICOM LLC 			      COMBINED
	 PLANNED		           					 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS
Reconciliation of net
 profit (Loss) to net
 cash provided (used)
 by operating activities:

	Net income	$	2,400,452	$	20,235,874	$	-	$22,636,326

Adjustments to recon-
 cile to net income (used)
 by operating activities:

	Decrease in Property,
	Plant & Equipment	$	9,666	$	24,486,653	$	-	$	24,496,319
	Decrease in deferred
	 Management fees		597,440		-		-		597,440
	Decrease in deferred
	 profit		(2,987,200)		-		-		(2,987,200)
	Decrease in un-
	 amortized interest		-		(2,212,612)		-		(2,212,612)
	Decrease in accounts
	 expenses		(35,410)		(1,129,916)		-		(1,165,326)
	Decrease of notes
	 receivable		79,579		-		-		79,579
	Decrease in prepaid
	 expenses		6,886		152,710		-		159,596
	Decrease in notes
	 payable		-		(134,871)		-		(134,871)

	 Total Adjustments	$	2,329,039	$	21,161,964	$	-	$	18,832,925

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES	$	71,413	$	41,397,838	$	-	$	41,469,251












See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 2000
AUDITED

	 CITY		TUNICOM LLC 	     		 COMBINED
	PLANNED		                  	ELIMI-		STATEMENT OF
	COMMUNITIES	        		NATIONS	 CASH FLOWS
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
  Interest received	$	-	$	1,428	$	-	$	1,428
  Cash paid ? interest		(100,619)		(2,218,594)		-		(2,319,213)
  Cash paid - suppliers,
   employees and admini-
   strative expenses		-		(2,024,381)		-		(2,024,381)
  Lease income		-		5,677,155	-			5,677,155
    Net Cash (Used)
     Provided by Oper-
     ating Activities	$	(100,619)$	1,435,608	$	-	$	1,334,989

Cash Flows from Invest-
 ing Activities:
  Capital expenditures-
   net	$	-	$	(160,480)	$	-	$	(160,480)
  Escrow funding		-		-		-		-
  Tenant security
   deposits - net		-		(30,508)		-		(30,508)
  Partner contribution
   (distribution) (Net)		572,562		(848,936)		-		(276,374)

	Net Cash (Used) by
	 Investing Acti-
	 vities	$	572,562	$	(1,039,924)	$	-	$	(467,362)

Cash Flows from Financ-
 ing Activities:
  Cash received (paid)
   - related party	$	(471,943)$	(82,674)	$	-	$	(554,617)
Cash (paid) received -
 notes and mortgages		-		(174,867)			-		(174,867)

	Net Cash Provided
	 (Used) by Financ-
	 ing Activities	$	(471,943)$	(257,541)	$	-	$	(729,484)






See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
 YEAR ENDED JUNE 30, 2000
AUDITED

	 CITY		TUNICOM LLC	     		COMBINED
	PLANNED				ELIMI-	STATEMENT OF
	COMMUNITIES			NATIONS	 CASH FLOWS

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS	$	-	$	138,143	$	-	$	138,143
 CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,526,576		-		1,526,882
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	306	$	1,664,719	$	-	$	1,665,025




































See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
 YEAR ENDED JUNE 30, 2000
                                 AUDITED
	   CITY		TUNICOM LLC			   	  COMBINED
	 PLANNED						STATEMENT OF
	COMMUNITIES				ELIMINATIONS	CASH FLOWS
Reconciliation
 of net profit
 (Loss) to net
 cash provided
 (Used) by
 operating acti-
 vities:

  Net income
   (Loss)	$	1,367	$	417,900	$	-	$	419,267

Adjustments to
 reconcile net
 income (Loss)
 to net cash prov-
 ided (Used) by
 operating activ-
 ities:

  Depreciation and
   amortization	$	-	$	1,057,963	$	-	$	1,057,963
  (Decrease) in
   interest pay-
   able		(87,851)		27,993		-		(59,858)
  (Increase) in pre-
   paid expenses		-		1,509		-		1,509
  (Increase) in
   other assets and
   accounts receiv-
   able		(12,405)		72,719		-		60,314
  Increase in accounts
   payable and accrued
   expenses		(1,730)		(142,476)		-		(144,206)

   Total Adjust-
    ments	$	(101,986)	$	1,017,708	$	-	$	915,722

NET CASH PROVIDED
 (USED) BY OPERA-
 TING ACTIVITIES	$	(100,619)	$	1,435,608	$	-	$	1,334,989






See accompanying summary of accounting policies and notes to financial statements.

ITEM 8.	SUPPLEMENTARY DATA

(a)	Selected quarterly financial disclosure date.

			Not required.

(b)	Information on the effects of changing prices.

			Not applicable.

ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

			Not applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           73        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997


ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2002.

NAME OF INDIVIDUAL OR	     REGISTRANT?S SHARE
 NUMBER OF PERSONS            CAPACITIES	           OF CASH
      IN GROUP             IN WHICH SERVED       COMPENSATION

Stanley R. Rosenthal       General Partner	     $   -0-

All officers as a group (1 person)	         $   -0-


	Prior to the sale of the property in August 2000, effective August 1, 1995 with HUD approval, Tunicom LLC. began to self manage its retirement community. (See Item 1(b)(1)(i)(a)). A management fee of 4% of total income is being paid to the partners assuming managerial responsibility. The General Partner of the Registrant (Stanley R. Rosenthal) has been functioning as Managing Partner of Tunicom and is retaining that responsibility, as well as management of the facility.

	Registrant?s share of Mr. Rosenthal?s portion of the management fee is approximately $90,000 per year.





III-1





ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

	The following table sets forth as of June 30, 2002 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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










III-3





PART IV

ITEM 14.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2002 and 2001		II-14

		Statements of Operations for the years ended
		   June 30, 2002, 2001, and 2000				II-15

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2002,
		2001 and 2000			II-16

		Statements of Cash Flows for the years ended
		June 30, 2002, 2001 and 2000		II-17/18

		Notes to Financial Statements for the years
		ended June 30, 2002, 2001 and 2000			II-19/29

		Combined Financial Statements of City Planned
		Communities (a partnership) and Tunicom
		Partnership Ltd. (a limited partnership) for
		the years ended June 30, 2002, 2001 and 2000	II-32/61


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

	     Signature Page     IV-6

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2002, 2001 AND 2000



	2 0 0 2	        2 0 0 1        2 0 0 0
Computation of pri-
 mary earnings per
 unit:

    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net Income (Loss)
 Before Extraordinary
 Items	$	(85,154)	$	6,843,331	$	(174,197)

Computation of Fully
 diluted income (Loss)
 per unit Before Extra-
 ordinary Items	$   (0.03)	$     2.19		$     (0.05)

Net Income (Loss)
 After Extraordinary
  Items	$	(85,154)	$	6,843,311	$	(174,197)


Computation of Fully
 diluted income (Loss)
 per unit after Extra-
 ordinary Items	$    (0.03)	$     2.19 	$    (0.05)

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


Date:  September 12, 2002


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                           General Partner 			      September 12, 2002
STANLEY R. ROSENTHAL   (Chief Executive Officer)            DATE

























IV-6