Form 10-Q
period 2002-09-30
ALL STATE PROPERTIES LP
filed 2002-12-05
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2002 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2002

 Limited Partnership Units              3,118,303 Units




















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30, 2002










		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets -
	September 30, 2002 and June 30, 2002	3

	Condensed Statements of Operations -
	Three Months ended September 30, 2002
	and 2001	4

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 2002
	and 2001	5

	Financial Data Schedule	6

	Notes to Condensed Financial Statements -
	September 30, 2002 and 2001	7-8

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 2002	9

	Condensed Financial Information for
	Tunicom LLC - September 30, 2002 and
	June 30, 2002	10-11

	Exhibit - Computation of Loss per Partner-
	ship Unit - Three months ended September 30,
	2002 and 2001	12

PART II	Other Information	13

	Signatures	14









Page 2 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State Properties L.P. as of September 30, 2002 and the related condensed statements of income and cash flows for the three-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the partnership?s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2002, and the related statements of income, partners? capital and cash flows for the year then ended (not presented herein); and in our report September 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in










Page 2 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT?S REPORT
(CONTINUED)



conformity with generally accepted accounting principles. The information included in the accompanying financial data schedule, appearing on page 6, condensed financial information for Tunicom LLC, appearing on pages 10 and 11, and the exhibit indicating the computation of earnings per unit, appearing on page 12, is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

Freeman, Buczyner & Gero
December 4, 2002







































Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 AND JUNE 30, 2002
(UNAUDITED)


	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 2	      2 0 0 2

Cash	$	17,253	$	34,348
Other assets		1,210		1,210

Undistributed earnings in partner-
  ships		306,648		309,664

Total Assets	$	325,111	$	345,222

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	10,706	$	24,173
   Partnership distributions payable		11,934		11,934
   Deferred revenue ? related party		68,207		68,207

	$	90,847	$	104,314

Partners' Capital 	$	424,900	$	430,145

Notes receivable - officers/partners		(190,636)		(189,237)

		$	234,264	$	240,908

Total Liabilities and Partners'
 Capital 	$	325,111	$	345,222




















See accompanying notes and accountant?s review report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)





		   2 0 0 2 		   2 0 0 1
REVENUES:

	Profit (loss) from real estate
	 partnerships	$	(3,016)	$	-

	Other		1,431		2,830

		$	(1,585)	$	2,830

COST AND EXPENSES:

	Selling, general and
	 administrative	$	3,661	$	24,971

Net Income (Loss)	$	(5,246)	$	(22,141)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	       0.00 	       0.00
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE






























See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)




		  2 0 0 2		   2 0 0 1
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	34	$	1,432
	Cash paid for selling, general and
	 administrative expenses		(17,129)		(15,926)

	   Net Cash Consumed by
	    Operating Activities	$	(17,095)	$	(14,494)

CASH FLOW FROM FINANCING ACTIVITIES:
	Distributions paid	$	-	$	(301,891)

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(17,095)	$	(316,385)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		34,348		402,042

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	17,253	$	85,657

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMEDBY
 OPERATING ACTIVITIES:

	Net (Loss) Income	$	(5,246)	$	(22,141)

ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	3,016	$	-
	Changes in Assets and Liabilities:
	  (Increase) in accrued interest
	   receivable		(1,398)		(1,398)
	  Increase (decrease) in accounts
	   payable		(13,467)		9,045


	      Total adjustments	$	(11,849)	$	7,647

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(17,095)	$	(14,494)







See accompanying notes and accountant?s review report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)




EXHIBIT 27

Cash			$	17,253
Receivables				1,210
Investment in real estate joint venture			306,648

Total Assets			$	325,111

Accounts payable			$	10,706
Partnership distribution payable				11,934
Deferred Revenue				68,207
Partners' Capital				424,900
Notes receivable- officers/partners				(190,636)

Total Liabilities and Partners' Capital		$	325,111

Total Revenues			$	(1,585)
Total Cost and Expenses				3,661
Net Loss			$	(5,246)
Income Per Partnership Unit 			       0.00































See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1.	ORGANIZATION AND OPERATIONS

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

	Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (Tunicom) (formerly known as Unicom Partnership Ltd.)
the Company was engaged in the operation of a 324-unit adult rental apartment project that was sold during the year ended June 30, 2001.

	Through a 50% owned real estate joint venture, City Planned Communities (CPC), The Company was engaged in the development and sale of commercial and residential land. City Planned Community was liquidated on July 1, 2001.

	It also was involved in the construction and sale of residential condominiums through a 99% owned limited partnership interest in Wimbledon Development Ltd. As of June 30, 2000, all the land and condominiums owned by Wimbledon have been sold.

2.	TUNICOM LLC ? OPERATIONS

	On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to a deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom received net proceeds of $16,379,732.













Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



2.	TUNICOM LLC ? OPERATIONS (Continued)

	Tunicom distributed $16,200,000 to its partners and All-State Properties, L.P.?s share was approximately $5,800,000, which was used to pay the Company?s outstanding debentures and accrued interest in the amount of $2,638,324 and liabilities in the amount of $769,038.

	Tunicom retained approximately five acres of the adult retirement facility and is currently developing the property for future sale of the site as an assisted living facility.















































Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2002

FINANCIAL CONDITION

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended September 30, 2002.

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

	100.00%

	As previously reported, Tunicom L.L.C. (?Tunicom?) sold the adult retirement community known as Forest Trace and retained approximately five acres for sale as a site for an assisted living facility. This represents Tunicom?s sole remaining asset. After the sale of Forest Trace, Tunicom negotiated with the buyer of Forest Trace for the sale of the five-acre parcel at a purchase price of $1,000,000. When the buyer of Forest Trace advised Tunicom that it had no interest in acquiring the five-acre parcel, Tunicom sought an alternate purchaser.

	Tunicom has now entered into an agreement of purchase and sale to sell the property for a price between $1,700,000 and $2,000,000, depending upon an appraisal. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom.

	As a condition of the sale, the buyer has also insisted that All-State Properties L.P.?s general partner agree to manage the facility once built. There can be no assurance that the transaction contemplated by the agreement of purchase and sale will close.





Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED BALANCE SHEET
AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002
(UNAUDITED)

		 SEPTEMBER		      JUNE
		 30, 2002		  30, 2002
ASSETS:
Property and equipment ? land and
 improvements	$	726,115	$	723,410
Cash		105,050		112,719
Deferred and prepaid expenses		30,025		30,025

	Total	$	861,190	$	866,154

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	12,220	$	8,835
Partners' capital		848,970		857,319

	Total	$	861,190	$	866,154

































See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(UNAUDITED)

		  2 0 0 2	   	  2 0 0 1
REVENUES:
Interest and other	$	253	$	605

	Total income	$	253	$	605

EXPENSES:
General and administrative	$	5,602	$	1,140
Taxes and insurance		3,000		1,700

	Total expenses	$	8,602	$	2,840

NET INCOME (LOSS)	$	(8,349)	$	(2,235)




































See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001






		   2 0 0 2	      2 0 0 1

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(5,246)	$	(22,141)

Net (Loss) Income Per Partnership
 Unit	$       0.00  $      0.00










































See accompanying notes and accountant?s review report.




Page 13
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION


ITEM 1 - Changes in Securities

	There were no changes in the right of limited partners during the quarter covered by this report.

ITEM 2 - Defaults Upon Senior Securities

	There were no defaults by Registrant on its senior securities during the quarter covered by this report.

ITEM 3 - Submission of Matters to Vote of Security Holders

	No matters were submitted during the quarter covered by this report to a vote of limited partners.

ITEM 4 - Exhibits and Reports on Form 8-K

	(a)	Exhibit - Computation of earnings per partnership unit.

(b)	Exhibit - Form 8-K filed October 8, 1999, incorporated by
reference.

	(c)	Exhibit ? Form 8-K filed August 16, 2000.




































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


Dated: December 4, 2002