Form 10-Q
period 2002-12-31
ALL STATE PROPERTIES LP
filed 2003-02-26
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2002 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at December 31, 2002

 Limited Partnership Units              3,118,303 Units




















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2002










Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets -December 31,
	2002 and June 30, 2002	3

	Condensed Statements of Income -
	Three Months and Six Months ended
	December 31, 2002 and 2001	4

	Condensed Statements of Cash Flows -
	Six Months ended December 31, 2002
	and 2001	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	December 31, 2002 and 2001	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations ? December 31, 2002	10-11

	Condensed Financial Information for
	Tunicom LLC ? December 31, 2002 and
	June 30, 2002	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit ? three months and six months
	ended December 31, 2002 and 2001	14

PART II	Other Information	15

	Signatures	16








Page 2
FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766

INDEPENDENT ACCOUNTANT?S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of December 31, 2002 and the related condensed statements of income for the three-month and six-month periods ended December 31, 2002 and 2001 and cash flows for the six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the partnership?s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2002, and the related statements of income, partners? capital and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.









Page 2 (2 OF 2)
FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766

INDEPENDENT ACCOUNTANT?S REPORT
(CONTINUED)


Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying financial data schedule, appearing on page 7, condensed financial information for Tunicom LLC, appearing on pages 12 and 13, and the exhibit indicating the computation of earnings per partnership unit, appearing on page 14, is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.


Freeman, Buczyner & Gero
February 14, 2003



























Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002
(UNAUDITED)


	DECEMBER	JUNE
	31ST	30TH
Assets	2 0 0 2	2 0 0 2

Cash	$	7,976	$	34,348
Other assets		1,210		1,210
Investments in real estate partnerships		302,462		309,664

Total Assets	$	311,648	$	345,222

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	17,817	$	24,173
   Partnership distributions payable		21,125		11,934
   Deferred revenue ? related party		68,207		68,207

	$	107,149	$	104,314

Partners' Capital	$	396,533	$	430,145

Notes receivable - officers/partners		(192,034)		(189,237)

		$	204,499	$	240,908

Total Liabilities and Partners'
 Capital	$	311,648	$	345,222














See accompanying notes and accountant?s review report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)



	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 2	2 0 0 1	2 0 0 2	2 0 0 1
REVENUES:

	Profit (loss) from
	 real estate part-
	 nerships	$	(4,186)	$	(1,766)	$	(7,202)	$	(1,766)

	Other income		1,410		1,827		2,841		4,657

	$	(2,776)	$	61	$	(4,361)	$	2,891

COST AND EXPENSES:

	Selling, general
	 and administrative	$	25,590	$	4,159	$	29,251	$	29,130

NET INCOME (LOSS)	$	(28,366)	$	(4,098)	$	(33,612)	$	(26,239)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.01)	(0.00)	(.01)	(.01)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE












See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

		   2 0 0 2		   2 0 0 1
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	45	$	1,852
	Cash paid for selling, general and
	 administrative expenses		(26,417)		(30,607)

	   Net Cash Provided (Consumed) by
	    Operating Activities	$	(26,372)	$	(28,755)

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS ? NET	$	-		(303,542)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	(26,372)	$	(332,297)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		34,348		402,042

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	7,976	$	69,745

RECONCILIATION OF NET INCOME(LOSS)
 TO NET CASH PROVIDED(CONSUMED)BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	(33,612)	$	(26,239)

















See accompanying notes and accountant?s review report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001





		  2 0 0 2		  2 0 0 1

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	(Income) Loss of real estate part-
	 nerships	$	7,202	$	1,766
	Changes in Assets and Liabilities:
	  Increase in partnership
	   distribution payable		9,191		-
	  Increase in accrued interest
	   receivable		(2,797)		(2,805)
	  (Decrease) increase in accounts
	   payable		(6,356)		(1,477)

	      Total adjustments	$	7,240	$	(2,516)

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(26,372)	$	(28,755)




















See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
SIX MONTHS ENDED DECEMBER 31, 2002 AND
THREE MONTHS ENDED SEPTEMBER 30, 2002



	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 2	2 0 0 2


EXHIBIT

Cash	$	7,976	$	17,253
Receivables		1,210		1,210
Investment in real estate
 partnerships		302,462		306,648

Total Assets	$	311,648	$	325,111

Accounts payable		17,817		10,706
Partnership distribution
 payable		21,125		11,934
Deferred revenue ? related
 party		68,207		68,207
Partners' Capital		396,533		424,900
Notes receivable ? officers
 /partners		(192,034)		(190,636)

Total Liabilities and
 Partners' Capital	$	311,648	$	325,111

Total Revenues	$	(4,361)	$	(1,585)
Total Cost and Expenses		29,251		3,661
Net Loss	$	(33,612)	$	(5,246)
Income Per Partnership Unit	(0.01)	0.00












See accompanying notes and accountant?s review report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001




1.	ORGANIZATION AND OPERATIONS

	All-State Properties L.P. (a limited partnership) (the Company) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the Corporation). Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to All-State Properties L.P., and the Corporation distributed such limited partnership interest to its shareholders.

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









Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001




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



























Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2002

FINANCIAL CONDITION

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the six months ended December 31, 2002.

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

	Tunicom has now entered into an agreement of purchase and sale to sell the property for a price between $1,700,000 and $2,0000,000, depending upon an appraisal. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at







Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DECEMBER 31, 2002


FINANCIAL CONDITION (CONTINUED)

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
































Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND JUNE 30, 2002
(UNAUDITED)

		DECEMBER 31,	JUNE 30,
		 2 0 0 2		  2 0 0 2

ASSETS:
Property and equipment ? land and
 improvements	$	738,008	$	723,410
Cash		69,959		112,719
Deferred and prepaid expenses		30,025		30,025
	Total	$	837,992	$	866,154

LIABILITIES AND PARTNERS? CAPITAL:
Accounts payable and other
 liabilities	$	612	$	8,835
Partners? capital		837,380		857,319
	Total	$	837,992	$	866,154























See accompanying notes and accountant?s review report.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIPS
TUNICOM LLC
CONDENSED COMBINED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2002 AND 2001
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 2	2 0 0 1	2 0 0 2	2 0 0 1
REVENUES:
Interest and other	$	175	$	291	$	428	$	896

Total income	$	175	$	291	$	428	$	896

EXPENSES:
General and
administrative	$	9,192	$	1,245	$	14,794	$	2,385
Taxes and insurance		2,573		1,700		5,573		3,400

Total expenses	$	11,765	$	2,945	$	20,367	$	5,785

NET PROFIT (LOSS)	$	(11,590)	$	(2,654)	$	(19,939)	$	(4,889)




















See accompanying notes and accountant?s review report.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001






		2 0 0 2	2 0 0 1

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	(33,612)	$	(26,239)

Net Income (Loss) Per Partnership
 Unit	$	(0.01)	$	(0.01)































See accompanying notes and accountant?s review report.




Page 15
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION




ITEM 1 ? Changes in Securities

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

ITEM 4 ? Exhibits and Reports on Form 8-K

(a) Exhibit ? Computation of earnings per partnership unit.

(b) Exhibit ? Form 8-K filed October 8, 1999, incorporated by reference.

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


Dated: February 21, 2003