Form 10-Q
period 2003-03-31
ALL STATE PROPERTIES LP
filed 2003-05-22
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2003 COMMISSION FILE NUMBER 0-
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


         Class                   Outstanding at March 31, 2003

 Limited Partnership Units              3,118,303 Units






















ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS AND NINE MONTHS
ENDED MARCH 31, 2003










Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)



I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets ?
	March 31, 2003 and June 30, 2002	3

	Condensed Statements of Income -
	Three Months and Nine Months ended
	March 31, 2003 and 2002	4

	Condensed Statements of Cash Flows -
	Nine Months ended March 31, 2003
	and 2002	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	Nine Months ended March 31, 2003 and 2002	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations ? March 31, 2003	10-11

	Condensed Financial Information for
	Tunicom LLC ? March 31, 2003 and
	June 30, 2002	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - Nine Months ended
	March 31, 2003 and 2002	14

PART II	Other Information	15

	Signatures	16









Page 2
FREEMAN, BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT?S REPORT

To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State Properties L.P. as of March 31, 2003 and the related condensed statements of income for the three-month and nine-month periods ended March 31, 2003 and 2002 and cash flows for the nine month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the partnership?s management.

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









Page 2 (2 of 2)
FREEMAN, BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


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




Freeman, Buczyner & Gero
May 9, 2003





















Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2003 AND JUNE 30, 2002
(UNAUDITED)


	MARCH	JUNE
	31ST	30TH
Assets	2 0 0 3	2 0 0 2

Cash	$	13,711	$	34,348
Other assets		1,210		1,210

Investment in real estate joint
  venture		299,090		309,664

Total Assets	$	314,011	$	345,222

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	14,085	$	24,173
   Partnership distributions payable		10,152		11,934
   Deferred profit		68,207		68,207
   Notes payable - related parties		34,000		-

	$	126,444	$	104,314

Partners' capital 	$	380,999	$	430,145

Notes receivable - officers/partners		(193,432)		(189,237)

		$	187,567	$	240,908

Total Liabilities and Partners'
 Capital 	$	314,011	$	345,222











See accompanying notes and accountant?s report.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)



	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 3	2 0 0 2	2 0 0 3	2 0 0 2
REVENUES:

	Partnership income
	 (loss)	$	(3,372)$	(10,972)	$	(10,574)	$	(12,738)

	Other income		1,402		1,519		4,243		6,176

	$	(1,970)$	(9,453)	$	(6,331)	$	(6,562)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	13,565	$	27,644	$	42,816	$	56,774

	Interest		-		-		-		-

	$	13,565	$	27,644	$	42,816	$	56,774

NET INCOME (LOSS)	$	(15,535)$	(37,097)	$	(49,147)	$	(63,336)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.00)	(0.01)	(0.02)	(0.02)

CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE








See accompanying notes and accountant?s report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)




		   2 0 0 3		   2 0 0 2
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest collected	$	123	$	1,980
	Cash paid for selling, general and
	 administrative expenses		(43,627)		(54,809)
	Partnership distributions escheated		(11,133)		(304,495)

	   Net Cash Provided (Used) by
	    Operating Activities	$	(54,637)	$	(357,324)

CASH FLOW FROM FINANCING ACTIVITIES:
	Cash from borrowing (Repayment)	$	34,000	$	-

CASH FLOW FROM INVESTING ACTIVITIES
 PARTNERSHIP AND PARTNERS ? NET	$	-	$	-

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS	$	(20,637)	$	(357,324)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		34,348		402,042

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD	$	13,711	$	44,718
















See accompanying notes and accountant?s report.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002





		  2 0 0 3		  2 0 0 2

RECONCILIATION OF NET INCOME
 (LOSS)TO NET CASH PROVIDED(CONSUMED)
 BY OPERATING ACTIVITIES:

	Net profit (Loss)	$	(49,147)	$	(63,336)
	(Income) Loss of real estate part-
	 nership	$	10,574	$	12,738
	Changes in Assets and Liabilities:
	  (Decrease) increase in accrued
	   interest payable		75		-
	  Increase in accrued interest
	   receivable		(4,195)		(4,196)
	  (Decrease) increase in accounts
	   payable		(10,162)		(171)
	  (Decrease)in partnership
	   distributions payable		(1,782)		(302,359)

	      Total adjustments	$	(5,490)	$	(293,988)

NET CASH PROVIDED (CONSUMED) BY
 OPERATING ACTIVITIES	$	(54,637)	$	(357,324)

















See accompanying notes and accountant?s report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
NINE MONTHS ENDED MARCH 31, 2003, SIX MONTHS ENDED DECEMBER 31,
2002, THREE MONTHS ENDED SEPTEMBER 30, 2002



	MARCH 31,	DECEMBER 31,	SEPTEMBER 30,
	2 0 0 3	2 0 0 2	2 0 0 2


EXHIBIT 27

Cash	$	13,711	$	7,976	$	17,253
Receivables		1,210		1,210		1,210
Investment in real estate
  joint venture		299,090		302,462		306,648

Total Assets	$	314,011	$	311,648	$	325,111

Accounts payable	$	14,085	$	17,817	$	10,706
Partnership distributions
 payable		10,152		21,125		11,934
Notes payable - related
 parties		34,000		-		-
Deferred revenue		68,207		68,207		68,207
Partners' capital		380,999		396,533		424,900
Notes receivable ? officers
 /partners		(193,432)		(192,034)		(190,636)

Total Liabilities and
 Partners' Capital	$	314,011	$	311,648	$	325,111

Total Revenues	$	(6,331)		(4,361)		(1,585)

Total Cost and Expenses		42,816		29,251		3,661

Net Loss	$	(49,147)	$	(33,612)	$	(5,246)

Loss Per Partnership Unit		(0.02)		(0.01)		0.00








See accompanying notes and accountant?s report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002



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

Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (Tunicom) (formerly) known as
Unicom Partnership Ltd.) the Company was engaged in the operation of a 324-unit adult rental apartment project that was sold during the year ended June 30, 2001.

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










Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002




2.	TUNICOM LLC - OPERATIONS

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

3.	The notes payable to related parties consist of a payable to
Tunicom LLC in the amount of $10,000 that accrues interest at 6% per annum and a note payable to the general partner of the Company in the amount of $24,000 that does not accrue interest. The notes payables are due on demand.





















Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2003

FINANCIAL CONDITION

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the nine months ended March 31, 2003.

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

	Tunicom has entered into an agreement of purchase and sale of the property for a price between $1,700,000 and $2,0000,000, based upon an appraisal. Closing the transaction at that price is contingent upon seller obtaining (at its cost) all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in







Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARCH 31, 2003


FINANCIAL CONDITION (CONTINUED)

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

































Page 12

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2003 AND JUNE 30, 2002
(UNAUDITED)

		MARCH 31,	JUNE 30,
		 2 0 0 3		  2 0 0 2

ASSETS:
Property ? land and improvements	$	749,782	$	723,410
Cash		49,091		112,719
Note receivable ? related party		10,000		-
Deferred and prepaid expenses		30,025		30,025
Other receivable		5,939		-

	Total	$	844,837	$	866,154

LIABILITIES AND PARTNERS? CAPITAL:
Accounts payable and other
 liabilities	$	16,793	$	8,835
Partners? capital		828,044		857,319

	Total	$	844,837	$	866,154




















See accompanying notes and accountant?s report.




Page 13

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 3	2 0 0 2	2 0 0 3	2 0 0 2
REVENUES:
Interest and other	$	156	$	24	$	584	$	920

Total income	$	156	$	24	$	584	$	920

EXPENSES:
General and
administrative	$	6,492	$	27,651	$	21,286	$	30,036
Interest				-				-
Depreciation and
 Amortization				-				-
Taxes and insurance		3,000		2,750		8,573		6,150

Total expenses	$	9,492	$	30,401	$	29,859	$	36,186

NET PROFIT (LOSS)	$	(9,336)	$	(30,377)	$	(29,275)	$	(35,266)



















See accompanying notes and accountant?s report.




Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2003 AND 2002






		2 0 0 3	2 0 0 2

Partnership units outstanding		3,118,303		3,118,303

Net Income (Loss)	$	(49,147)	$	(37,097)

Net Income (Loss) Per Partnership
 Unit	$	(0.02)	$	(0.01)































See accompanying notes and accountant?s report.




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


Dated: May 22, 2003