Form 10-Q/A
period 2002-09-30
ALL STATE PROPERTIES LP
filed 2003-07-16
CIK 745543

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










		Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)


I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets -
	September 30, 2002 and June 30, 2002	3

	Condensed Statements of Operations -
	Three Months ended September 30, 2002
	and 2001	4

	Condensed Statements of Cash Flows -
	Three Months ended September 30, 2002
	and 2001	5

	Financial Data Schedule	6

	Notes to Condensed Financial Statements -
	September 30, 2002 and 2001	7-8

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations - September 30, 2002	9

	Condensed Financial Information for
	Tunicom LLC - September 30, 2002 and
	June 30, 2002	10-11

	Exhibit - Computation of Loss per Partner-
	ship Unit - Three months ended September 30,
	2002 and 2001	12

	Controls and Procedures ? September 30, 2002	13

PART II	Other Information	14

	Signatures	15

	Certifications	16








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




Page 5 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
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















See accompanying notes and accountant?s review report.




Page 5 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)



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




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL DATA SCHEDULE
THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)




EXHIBIT 27

Cash			$	17,253
Receivables				1,210
Investment in real estate joint venture			306,648

Total Assets			$	325,111

Accounts payable			$	10,706
Partnership distribution payable				11,934
Deferred Revenue				68,207
Partners' Capital				424,900
Notes receivable ? officers/partners				(190,636)

Total Liabilities and Partners' Capital		$	325,111

Total Revenues			$	(1,585)
Total Cost and Expenses				3,661
Net Loss			$	(5,246)
Income Per Partnership Unit 			       0.00




















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




























Page 9 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2002

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

	Tunicom has now entered into an agreement of purchase and sale to sell the property for a price between $1,700,000 and $2,000,000, depending upon an appraisal. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at







Page 9 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2002


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




Page 13
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONTROLS AND PROCEDURES
SEPTEMBER 31, 2002



CONTROLS AND PROCEDURES

	Within 90 days of the filing of this Form 10-Q, the Company?s management, including the general partner, performed an evaluation of the effectiveness of the design and operation of the Company?s disclosure controls and procedures. Based on that evaluation, the Company?s management, including the general partner, concluded that the Company?s disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company?s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.



































Page 14
ALL-STATE PROPERTIES L.P.

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

























Page 15




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


		ALL-STATE PROPERTIES L.P.



                                By:  __________________________
                                           STANLEY ROSENTHAL
                                            General Partner


Dated: December 4, 2002










Page 16 (1 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS


I, Stanley Rosenthal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of All-
State Properties L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. 	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

4. 	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;








Page 16 (2 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS
(CONTINUED)


5. 	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6. 	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 4, 2002



_____________________
Stanley Rosenthal

General Partner