Form 10-Q/A
period 2003-03-31
ALL STATE PROPERTIES LP
filed 2003-07-16
CIK 745543

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










Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets ?
	March 31, 2003 and June 30, 2002	3

	Condensed Statements of Income -
	Three Months and Nine Months ended
	March 31, 2003 and 2002	4

	Condensed Statements of Cash Flows -
	Nine Months ended March 31, 2003
	and 2002	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	Nine Months ended March 31, 2003 and 2002	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations ? March 31, 2003	10-11

	Condensed Financial Information for
	Tunicom LLC ? March 31, 2003 and
	June 30, 2002	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit - Nine Months ended
	March 31, 2003 and 2002	14

	Controls and Procedures ? March 31, 2003	15

PART II	Other Information	16

	Signatures	17

	Certifications	18







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




Page 15
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONTROLS AND PROCEDURES
MARCH 31, 2003



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



































Page 16
ALL-STATE PROPERTIES L.P.

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






















Page 17
ALL-STATE PROPERTIES L.P.





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


Dated: May 22, 2003






Page 18 (1 of 2)
ALL-STATE PROPERTIES L.P.


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








Page 18 (2 of 2)
CERTIFICATIONS
(Continued)


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


Date:  May 22, 2003



_____________________
Stanley Rosenthal

General Partner