Form 10-Q/A
period 2002-12-31
ALL STATE PROPERTIES LP
filed 2003-07-17
CIK 745543

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










Page 1
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)


I N D E X

ITEM	DESCRIPTION	NUMBER

PART I	Index	1

	Independent Accountant?s Report	2

	Financial Information:
	Condensed Balance Sheets -December 31,
	2002 and June 30, 2002	3

	Condensed Statements of Income -
	Three Months and Six Months ended
	December 31, 2002 and 2001	4

	Condensed Statements of Cash Flows -
	Six Months ended December 31, 2002
	and 2001	5-6

	Financial Data Schedule	7

	Notes to Condensed Financial Statements -
	December 31, 2002 and 2001	8-9

	Management's Discussion and Analysis of
	the Financial Condition and Results of
	Operations ? December 31, 2002	10-11

	Condensed Financial Information for
	Tunicom LLC ? December 31, 2002 and
	June 30, 2002	12-13

	Exhibit - Computation of Income (Loss) per
	Partnership Unit ? three months and six months
	ended December 31, 2002 and 2001	14

	Controls and Procedures ? December 31, 2002	15

PART II	Other Information	16

	Signatures	17

	Certifications	18







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




Page 15
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONTROLS AND PROCEDURES
DECEMBER 31, 2002



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








Page 18 (2 of 2)
ALL-STATE PROPERTIES L.P.


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


Date:  February 21, 2003



_____________________
Stanley Rosenthal

General Partner