Form 10-K
period 2003-06-30
ALL STATE PROPERTIES LP
filed 2003-10-10
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2003                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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












ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2003

I N D E X

PART 1
PAGE

ITEM 1.	Business	I-3

ITEM 2.	Properties	I-6

ITEM 3.	Legal Proceedings	I-6

ITEM 4.	Submission of Matters to a Vote of Security
	 Holders	I-6

PART II

ITEM 5.	Market for Registrant?s Common Equity	II-1

ITEM 6.	Selected Financial Data	II-2/3

ITEM 7.	Management?s Discussion and Analysis of
	 Financial Condition and Results of
	 Operations	II-4

ITEM 7A	Quantiative and Qualitative Disclosure
	 About Market Risk	II-5

ITEM 8.	Financial Statements and Supplementary Data	II-6/38

ITEM 9. 	Change in a Disagreements with Accountants on
	 Accounting and Financial Disclosure	III-1

PART III

Item 10.	Directors and Executive Officers of the
	 Registrant	III-1

ITEM 11.	Executive Compensation	III-1

ITEM 12.	Security Ownership of Certain Beneficial
	 Owners and Management and Related Stockholder
	 Matters	III-2

ITEM 13.	Certain Relationships and Related Transactions	III-2

ITEM 14.	Controls and Procedures	III-3

ITEM 15.	Principal Accountant Fees and Services	III-3

ITEM 16.	Exhibits, Financial Statement Schedule and
	 Reports on Form 8-K	IV-1/4

	Signatures	IV-5

	Certifications	IV-6/7

PART I


ITEM 1.	BUSINESS

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

	        Registrant?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

		(i) Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (?Tunicom?)(formerly known as Unicom
Partnership Ltd.),Registrant was engaged in the operation of an adult rental apartment project which was sold in August 2002. (See Item
1(b)(1)(i)(a) and Note 2 and 8 to financial statements.)

		(ii) Through Tunicom, Registrant was engaged in a contract to sell its remaining five acres of commercial and residential land. (See Item 1 (b)(l)(i)(a) and Notes 2 and 8 to financial statements.)

	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS

		(i)     Adult Rental Apartment Project

		On June 25, 1997, Tunicom signed a Letter of Intent with CareMatrix Corporation (AMEX) to sell its 324-unit rental property which Letter became effective July 18, 1997. Prior to that date Tunicom, through its partners representing a majority interest in the partnership (the Company abstaining) voted to approve the transaction. The documents memorializing the transaction were executed on August 13, 1997 with an effective date of July 1, 1997, but dependent upon the completion of due diligence and the payment of $4,500,000 to Tunicom. On September 24, 1997, CareMatrix made the required payment and the initial phase of the transaction was completed. Tunicom used the proceeds for transaction costs ($325,000), partnership obligations ($1,400,000), and distributed $2,650,000 to certain partners to partially repay funds they invested in Tunicom.

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

	Tunicom L.L.C. (?Tunicom?) sold the adult retirement community known as Forest Trace and retained approximately five acres for sale of a site for an assisted living facility. This represents Tunicom?s sole remaining asset. After the sale of Forest Trace, Tunicom negotiated with the buyer of Forest Trace for the sale of the five-acre parcel at a purchase price of $1,000,000. When the buyer of Forest Trace advised Tunicom that it had no interest in acquiring the five-acre parcel, Tunicom sought an alternate purchaser.

	Tunicom has now entered into an agreement of purchase and sale to sell the property for a price of $1,700,000. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom.

	As a condition of the sale, the buyer has also insisted that All-State Properties L.P.?s general partner agree to manage the facility once built. There can be no assurance that the transaction contemplated by the agreement of purchase and sale will close.

		(ii)	Registrant has no plans for any new products.

		(iii)	Registrant holds no patents, trademarks, etc.

		(iv)	No part of Registrant?s business is subject to
significant seasonal variation.

		(v)	Registrant?s only present source of working
capital is the cash distributions made to it by Tunicom.

		(vi)	No portion of Registrant?s business involved
government contracts.

         	(vii)	Registrant incurs no research and development
expenses.

		(viii)	Registrant employs one part-time person.

	(c)	Tunicom had no foreign operations or export sales.

ITEM 2.	PROPERTIES

		None.

ITEM 3.	LEGAL PROCEEDINGS

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   	MARKET FOR THE REGISTRANT?S COMMON EQUITY AND
	RELATED SECURITY HOLDER MATTERS

	(a)	In June, 1988, Registrant advised its unit holders
that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

	There were no trades made through the Registrant?s matching service for the years ended June 30, 1993 through June 30, 2003. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2003, there were 1,324 holders of
record of 3,117,424 limited partnership interests. In addition, 641 units have not been escheated to various states.

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




























II-1





ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 3		 2 0 0 2		 2 0 0 1		 2 0 0 0		 1 9 9 9
REVENUE:
 Equity in net earnings
  (Loss) of real estate
  partnerships	$	(10,082)	$	(13,438)	$	6,872,555	$	683	$	(23,295)
 Other income		5,594		7,624		59,564		6,082		 7,364

    Total	$	(4,488)	$	(5,814)	$	6,932,119	$	6,765	$	 (15,931)
Income (Loss) before
 Extraordinary Items	$	(56,121)	$	(85,154)	$	6,843,331	$	(174,197)	$	(235,948)

Net Income (Loss)	$	(56,121)	$	(85,154)	$	6,843,331	$	(174,197)	$	(235,948)
Per Share/Unit -
 fully diluted:
  Net income (Loss) be-
   fore Extraordinary Items	$     (0.02)	$     (0.03)	$     2.19		$     (.05)		$     (.08)

Net Income (Loss)	$     (0.02)	$     (0.03)	$     2.19		$     (.05)		$     (.08)

SELECTED BALANCE SHEET DATA
 Total Assets	$	307,148	$	345,222	$	658,146	$	6,526	$	21,635

Notes, mortgages and con-
 struction loans	$	34,000	$	-	$	-	$	612,077	$	573,225
4% convertible debentures,
 due 1989 including
 accrued interest	$	-	$	-	$	-	$	2,628,518	$	2,563,433

    Total	$	34,000	$	-	$	-	$	3,240,595	$	3,136,658

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$     0.40		$	NONE	$	NONE


See notes to financial statements.
II-2





CITY PLANNED COMMUNITIES, (A PARTNERSHIP) AND TUNICOM
PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	2 0 0 3		2 0 0 2		2 0 0 1		2 0 0 0		1 9 9 9

Sales and rental
 of real estate	$	-	$	-	$	21,705,571	$	-	$	-
Lease Income		-		-		-		5,744,412		5,352,291
Interest and other
 income		778		1,356		2,226,737		13,832		18,818

Total Revenues	$	778	$	1,356	$	23,932,308	$	5,758,244	$	5,371,109

Net Income(Loss)
 Before Extra-
 ordinary Items	$	28,939	$	(39,927)	$	22,636,326	$	419,267	$	307,173

Net Income(Loss)	$	28,939	$	(39,927)	$	22,636,326	$	419,267	$	307,173

SELECTED BALANCE
 SHEET DATA

Total Assets	$	855,276	$	866,154	$	763,142	$	30,119,840	$	30,597,154

Partners' Cash
 Distributions	$	-	$	-	$	16,417,256	$	848,936	$	1,572,000


NOTE: Information shown is from the combined financial statements of City Planned Communities
(liquidated July 1, 2001) and Tunicom LLC.




See notes to combined financial statement.
II-3






ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
	ALL-STATE PROPERTIES L.P.


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

The net income for the year ended June 30, 2003 as compared to the year ended June 30, 2002 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

The net income for the year ended June 30, 2002 as compared to the year ended June 30, 2001 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

The net income for the year ended June 30, 2001 as compared to the year ended June 30, 2000 reflects the income from its investment in the real estate partnership, Tunicom LLC that resulted from sale of assets as described in Note 8 to the financial statements.

ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALAYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

The net income for the year ended June 30, 2003 as compared to the year ended June 30, 2002 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30. 2001.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

The net income for the year ended June 30, 2002 as compared to the year ended June 30, 2001 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30, 2001.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

The net income for the year ended June 30, 2001 as compared to the year ended June 30, 2000 reflects a gain from the sale of the adult rental retirement facility which was the company?s major asset as described in
Note 7 to the financial statements.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



I N D E X

	PAGE


Independent Auditor?s Report	II-7

FINANCIAL STATEMENTS:

   Balance Sheets					II-8

   Statements of Operations						II-9

   Statements of Changes in Partners? Capital
    (Deficit)  						II-10

   Statements of Cash Flows					II-11/12

   Notes to Financial Statements					II-13/18

SUPPLEMENTAL INFORMATION:

   Exhibits indicating the Computation of
    Earnings per Unit					IV-4

   Selected Financial Data					II-2

   Certification

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

INDEPENDENT AUDITOR?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2003, and 2002 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2003 and 2002 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheets as of June 30, 2001, 2000 and 1999, and the related statements of operations, partners? capital, and cash flows for the years ended June 30, 2000 and 1999 (none of which are presented herein); and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended June, 30 2003, appearing on page II-2, and the exhibit indicating the computation of earnings per unit, appearing on page IV-4, are fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


September 12, 2003

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
BALANCE SHEETS
JUNE 30, 2003 AND 2002
(AUDITED)
A S S E T S

			JUNE 30
         	  2 0 0 3      2 0 0 2

Cash			$	7,566	$	34,348

Other assets				-		1,210

Investment in real estate
 partnership ? related parties
 (Notes 1, 2 and 8)		299,582		309,664

Total Assets 			$	307,148	$	345,222

LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Partnership distributions
   payable (Note 6)			$	10,152	$	21,284
  Deferred revenue ? related
   party					68,207		68,207
  Accounts payable and
   other liabilities (Note 5)					15,545		14,823
  Notes payable ? related
   parties (Note 7)					34,000		-

			$	127,904	$	104,314


COMMITMENTS AND CONTINGENCIES
 (Notes 2 and 8)

PARTNERS? CAPITAL:
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding)
   (Notes 4 and 6)			$	374,024	$	430,145
  Notes receivable-officers/
   partners including
   accrued interest of
   $54,923 in 2003 and
   $49,379 in 2002 (Note 3)				(194,780)		(189,237)

			$	179,244	$	240,908
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	307,148	$	345,222




See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



                               2 0 0 3          2 0 0 2        2 0 0 1
REVENUES (Note 8):

  Income (Loss) from real
   estate partnership -
   related parties
   (Note 2)	$	(10,082)	$	(13,438)	$	6,872,555
  Interest income
   (Note 3)		5,594		7,624		59,564


	$	(4,488)	$	(5,814)	$	6,932,119

COST AND EXPENSES:


  General and
   administrative
   expenses(Note 1E)	$	51,408	$	79,340	$	70,128
  Interest (Notes 1E)		225		-		18,660

      Total	$	51,633	$	79,340	$	88,788

NET INCOME (LOSS)	$	(56,121)	$	(85,154)	$	6,843,331

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT
 (Note 1F)	$    (0.02)		$      (0.03)	$       2.19


CASH DISTRIBUTIONS PER
 UNIT	$     NONE		$       NONE	$       0.40
















See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

           					     NOTES           TOTAL
	RECEIVABLE		 PARTNERS
		      NUMBER       GENERAL		LIMITED 		    OFFICERS/
CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)

BALANCE - June 30, 2000		3,118,065	$	2	$	(4,558,180)	$	(230,049)	$	(4,788,229)

Net (Loss)		-		-		6,843,331		-		6,843,331
Net increase in notes receivable-
 Partners		-		-		-		46,406		46,406

Partners distributions		-		-		(1,769,852)		-		(1,769,852)

BALANCE - June 30, 2001		3,118,065	$	2	$	515,299	$	(183,643)	$	331,656

Net income		-		-		(85,154)		-		(85,154)
Net decrease in notes receivable-
 partners		-		-		-		(5,594)		(5,594)
Partners distributions		-		-		-		-		-

BALANCE ? June 30, 2002		3,118,065	$	2	$	430,143	$	(189,237)	$	240,908

Net (Loss)		-		-		(56,121)		-		(56,121)
Net increase in notes receivable-
 partners		-		-		-		(5,543)		(5,543)
Partners distribution		-		-		-		-			-

BALANCE - June 30, 2003		3,118,065	$	2	$	374,022	$	(194,780)	$	179,244



See accompanying summary of accounting policies and notes to financial statements.
II-10






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

                                                  YEARS ENDED JUNE 30,
                                         2 0 0 3         2 0 0 2         2 0 0 1
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS
 (Note 1E)


Cash Flows from Operating
 Activities:

	Interest and other income
	 received	$	-	$	2,030	$	105,970
	Cash paid for general and
	 administrative expenses		(49,650)		(55,273)		(101,408)
	Interest paid		-	$	-		(1,187,175)
  Payment for shares escheated		(11,132)		(314,451)		-

	  Net Cash (Used)
     Provided by Operating
	   Activities	$	(60,782)	$	(367,694)	$	(1,182,613)

Cash Flows from Financing
 Activities:

	Proceeds(payment) from
	 notes payable - net		$	-	$	-	$	(508,461)
	Proceeds (payments) on
	 note-related party - net		34,000		-		(145,537)
	Payment of debentures		-		-		(1,643,198)

	  Net Cash Provided
	   (Used) by Financing
	   Activities	$	34,000	$	-	$	(2,297,196)

Cash Flows from Investing
 Activities:

	Distribution to partners	$	-	$	-	$	(1,707,897)
	Distribution from partner-
	 ship		-		-		5,584,432

	  Net Cash Provided (Used)
	   by Investing Activities	$	-	$	-	$	3,876,535








See accompanying summary of accounting policies and notes to financial statements.

II-11 (1 of 2)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


	2 0 0 3		2 0 0 2		  2 0 0 1

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	(26,782)	$	(367,694)	$	396,726

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		34,348		402,042		5,316

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	7,566	$	34,348	$	402,042








































See accompanying summary of accounting policies and notes to financial statements.

II-11 (2 of 2)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 3		  2 0 0 2		  2 0 0 1

Reconciliation of net income(Loss)
 to net cash (used) provided
 by operating activities:

   Net Income (Loss)	$	(56,121)	$	(85,154)	$	6,843,331

Adjustments to reconcile net
 (Loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate partnership ?
   related parties	$	10,082	$	13,438	$	(6,872,555)

Changes in assets and liabilities:

  Decrease in other assets		1,210		-		-
  (Decrease) in accrued interest -
   notes payable		-		-		(103,616)
  (Decrease) in accrued interest ?
   related party notes (net)		-		-		(79,579)
  (Increase) decrease in
   notes receivable-partners		(5,543)		(5,594)		46,406
  (Decrease) in 4% convertible
   subordinated debenture accrued
   interest		-		-		(985,320)
  (Decrease) increase in
   liabilities		722		12,134		(31,280)
  (Decrease) in partnership
    distributions payable		(11,132)		(302,518)		-

   Total Adjustments	$	(4,661)	$	(282,540)	$	(8,025,944)

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(60,782)	$	(367,694)	$	(1,182,613)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Deferred Revenue	$	0		68,207		-
Undistributed earnings in
  partnerships ? related
  parties 	$	(10,082)		(54,769)	-
Income (loss) from real
  estate partnership
  related parties	$	(10,082)		(13,438)	-

See accompanying summary of accounting policies and notes to financial statements.


II-12





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

	All-State Properties L.P. (a limited partnership) (the Company) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the Corporation). Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to All-
State Properties L.P., and the Corporation distributed such limited partnership interests to its shareholders.

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

B.	Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 101, ?Revenue Recognition?, the Company recognizes income from its investment in real estate partnerships utilizing the equity method, and interest is recognized as earned with passage of time.

C.	Income (Loss) Per Partnership Unit

	Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.
No effect was given to the convertible debentures that were dilutive and were repaid in 2001.








II-13





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

G.	Fair Value of Financial Instrument

	We estimate that the fair market value of all of our financial instruments at June 30, 2003 and 2002 are not materially different from the aggregate carrying value due to the short-term nature of these instruments.

H.	Recent Accounting Pronouncements

	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142,
?Goodwill and Other Intangible Assets.? Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective July 1, 2002, which did not have a material effect on the Company?s financial position or results of operations.

	Statement of Financial Accounting Standard No. 143, ?Accounting for Asset Retirement Obligations?, (?SFAS 143?) requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing



II-14 (1 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Recent Accounting Pronouncements (Continued)

	the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on July 1, 2002 did not have a material effect on the Company?s results of operations or liquidity.

	In August 2001, the FASB issued SFAS No. 144, ?Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB No. 121, ?Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed of? and the accounting and reporting provisions of APB Opinion No. 30, ?Reporting the Results of Operations ? Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.? The Company adopted
SFAS No. 144 effective July 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company?s financial position or results from operations.

	Statement of Financial Accounting Standards No. 145, ?Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
13, and Technical Corrections? (?SFAS 145?) updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980.
Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB?s goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on July 1, 2002 did not have material impact on the Company?s financial position, results of operations or liquidity.




II-14 (2 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Recent Accounting Pronouncements (Continued)

	Statement of Financial Accounting Standards No. 146, ?Accounting for Exit or Disposal Activities? (?SFAS 146?) addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, ?Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an
Activity (including Certain Cost Incurred in a Restructuring),? cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated ? nullifying the guidance under EITF 94-3.
Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company?s financial position, results of operations or liquidity.

	In December 2002, the FSAB issued Statement of Financial Accounting Standards No. 148,?Acounting for Stock-Based Compensation ?
Transition and Disclosure? (?SFAS 148?). SFAS 148 provides alternative methods of transition to SFAS 123?s fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28,
Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity?s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148?s amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. SFAS 148?s amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002 and did not have a material impact on the Company?s financial position, results of operations or liquidity.

I. Reclassifications

	Certain reclassifications were made to the 2002 financial statements in order to conform with year 2003 presentation.







II-14 (3 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 2 - EQUITY (DEFICIENCY) IN PARTNERSHIPS AND NOTE RECEIVABLE

	The Company owned a 50% interest in City Planned Communities (a general partnership) (CPC) and owns a 36.12% limited partnership interest in a Tunicom LLC (formerly known as Unicom Partnership Ltd.). The beneficial owners of Tunicom LLC were substantially the same as the beneficial owners of City Planned Communities. Tunicom LLC acquired land from City
Planned Communities and constructed an adult apartment rental community.

	In June, 1995, the partners of CPC agreed to contribute $13,351,210 in notes, loans and accrued interest to Tunicom?s capital, and they received a preferred distribution position. In 2001, through the sale of substantially all the assets of Tunicom, funds were generated to repay the preferred capital contributions in full.

	The Company discontinued applying the equity method to its investment in Tunicom LLC (Tunicom) in 1988 when the investment account was reduced to zero. The Company resumed applying the equity method in 2001 after its share of the net income from Tunicom exceeded the share of net losses that were not recognized in the amount of approximately $6,000,000.

The Company?s share of Tunicom?s income (loss) was $(10,082) in 2003, $13,438 in 2002 and $5,896,110 in 2001.

	The Company?s equity (deficiency) in the partnership and the percentage of the equity (deficit) in the partnerships to the total assets of the Company as of June 30, is as follows,

	  	    TUNICOM
		  PARTNERSHIP
	                        LTD.
			  (NOTE 12)

	2003	$	299,582

	2003	        97.00%

	2002	$	309,664

	2002	   90.00%

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


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

NOTE 3 - NOTES RECEIVABLE - PARTNERS

	In 1984, the Company received cash and notes receivable from the former treasurer and the general partner of the Company as a result of the exercise of options to acquire shares of common stock, which were subsequently exchanged for limited partnership units.

	The notes bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The Company has a lien on and a security interest in the units. All cash distributions are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and because they are payable solely from the distributions, are reflected as a reduction of the equity of the Company.

	Based on the potential sale of Tunicom?s land, the Company estimates that after projected expenses approximately $16,000 will be distributed to these unit owners. The balance of the notes will be written off after the actual distribution is applied.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

NOTE 4 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company?s income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership?s approximate income (losses) for tax reporting purposes for the years ended June 30, 2003, 2002 and 2001 was $(58,000), $(85,000) and $6,400,000, respectively, which approximates income (losses) of ($0.02), ($0.03), and ($2.06) per unit, respectively, based on 3,118,065 outstanding partnership units.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		   2 0 0 3	      2 0 0 2

		Fees	$	15,320	$	14,981
		Other		225		9,192


		$	15,545	$	24,173

NOTE 6 -	PARTNERS? CAPITAL (DEFICIT)

	The limited partnership, from inception through June 30, 2003, has declared accumulated distributions of $1.25 per each partnership unit outstanding. The partnership distributions payable represent the Company?s liability to the states for escheated units.

	During the year ended June 30, 2003, the Company escheated accumulated distributions in the amount of $11,132 to the various states.

	The Company did not declare any distributions to its unit owners during the year June 30, 2003.

NOTE 7 ? NOTES PAYABLE RELATED PARTIES

			   2 0 0 3	      2 0 0 2
	Note payable general partner
	  Unsecured non-interest bearing
	  demand note	$	24,000	$	-

	Note payable Tunicom L.L.C.
	  Unsecured 6% per annum demand note
	  unpaid interest of $225 included
	  in accounts payable		10,000		-

		$	34,000	$	-

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 8 - TUNICOM LLC ? OPERATIONS

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

	Tunicom L.L.C. retained approximately five acres for sale as a site for an assisted living facility. This represents Tunicom?s sole remaining asset.
After the sale of Forest Trace. Tunicom negotiated with the buyer of Forest Trace for the sale of the five-acre parcel at a purchase price of $1,000,000. When the buyer of Forest Trace advised Tunicom that it had no interest in acquiring the five-acre parcel, Tunicom sought an alternate purchaser.

	Tunicom has now entered into an agreement of purchase and sale to sell the property for a price of $1,700,000. closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable buyer. Partners of Tunicom (with All-
State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State
Properties L.P?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom.

	As a condition of the sale, the buyer has also insisted that All-State Properties L.P.?s general partner agree to manage the facility once built. There can be no assurance that the transaction contemplated by the agreement of purchase and sale will close.

CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED FINANCIAL STATEMENTS
JUNE 30, 2003
AUDITED



C O N T E N T S

	PAGE

Independent Auditor?s Report	II-20

Combined Financial Statements:

   Balance Sheets					II-21

   Statements of Operations		II-22

   Statements of Partners? Capital (Deficit)			II-23

   Statements of Cash Flows	II-24/25

   Notes to Financial Statements	II-26/30

Supplemental Information:

   Explanation of eliminations to combining
    financial statements				II-31

   Combining Balance Sheets	II-32/33

   Combining Statements of Operations	II-34

   Combining Statements of Partners? Capital
   (Deficit)			II-35

   Combining Statements of Cash Flows	II-36/38

   Selected Financial Data 						II-3

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

INDEPENDENT AUDITOR?S REPORT


To the Partners
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying combined balance sheets of City Planned Communities (liquidated July 1, 2001) and Tunicom LLC (F.K.A. Unicom Partnernship, Ltd. ? Note 1) as of June 30, 2003, and 2002 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the partnerships? management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of City Planned Communities and Tunicom LLC (F.K.A. Unicom Partnership, Ltd.) as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheets as of June 30, 2001, 2000 and 1999, and the related statements of operations, partners? capital, and cash flows for the years ended June 30, 2000 and 1999 (none of which are presented herein); and we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended June, 30 2003, appearing on page II-3, and the explanation of eliminations to combining financial statements and related combining balance sheets and statements of operations, partners? capital and cash flows, appearing on pages II-31 and through II-38, are fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


September 12, 2003

CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED BALANCE SHEETS
JUNE 30, 2003 AND 2002
(AUDITED)

A S S E T S

			JUNE 30
         	2 0 0 3         2 0 0 2

Land and development costs ( Note 1C)		$	783,253	$	723,410

Cash			31,773		112,719

Note receivable and accrued interest ?
 related party			10,225		-

Prepaid expenses		30,025		30,025

Total Assets 			$	855,276	$	866,154


LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Accounts payable and accrued
   expenses (Note 2)		$	26,118	$	8,835

COMMITMENTS AND CONTINGENCIES
 (Note 5)				-		-

PARTNERS? CAPITAL					829,158		857,319

TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	855,276	$	866,154




















See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



	 2 0 0 3       2 0 0 2	        2 0 0 1
REVENUES:

  Net sale of assets
   (Note 7)	$	-	$	-	$	21,705,571

  Interest and other income	778		1,356		50,487

  Forgiveness of interest
   (Note 4 and 7)		-		-		2,226,737


	$	778	$	1,356	$	23,982,795

EXPENSES:


  General and
   administrative
   (Note 3)	$	28,939	$	34,933	$	982,114

  Taxes and insurance		-		6,350		92,046

	$	28,939	$	41,283	$	1,074,160

NET INCOME (LOSS) BEFORE
 DEPRECIATION , AMORTIZ-
 ATION AND INTEREST:	$	(28,161)	$	(39,927)	$	22,908,635

OTHER EXPENSES:

  Interest	$	-	$	-	$	272,309

	$	-	$	-	$	272,309

NET INCOME (LOSS)	$	(28,161)	$	(39,927)	$	22,636,326













See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED



                                2 0 0 3       2 0 0 2       2 0 0 1
PARTNERS? CAPITAL
 (DEFICIT) - Beginning	$	857,319	$	758,101	$	(5,460,970)

  Distributions
   (Note 5)		-		-		(16,417,255)

  Liquidation of City
   Planned Communities		-		136,415		-

  Contributions		-		2,730		-

  Net income (loss)		(28,161)		(39,927)		22,636,326

PARTNERS? CAPITAL
 (DEFICIT) - Ending	$	829,158	$	857,319	$	758,101































See accompanying summary of accounting policies and notes to financial statements.

II?23





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


                                         2 0 0 3       2 0 0 2       2 0 0 1

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:

	Interest received	$	778	$	1,356	$	144,191
	Cash paid - interest		-		-		(407,180)
	Cash paid ? suppliers,
	 employees and administrative
	 expenses		(11,881)		(34,759)		(1,482,450)
	Net sales of property		-		-		43,214,691

	  Net Cash (Used)
     Provided by Operating
	   Activities	$	(11,103)	$	(33,403)	$	41,469,252

Cash Flows from Investing
 Activities:

	Capital expenditures - net		$	(59,843)	$	(19,600)	$	-
	Partners? (distributions)
	 contributions - net		-		-		(16,417,256)

	  Net Cash Provided
	   (Used) by Investing
	   Activities	$	(59,843)	$	(19,600)	$	(16,417,256)

Cash Flows from Financing
 Activities:

	Cash received (paid) ?
	 related party	$	(10,000)	$	-	$	200,611
	Cash received (paid)
	 notes and mortgages		-		-		(26,751,910)

	  Net Cash (Used) Provided
	   by Financing Activities	$	(10,000)	$	-	$	(26,551,299)










See accompanying summary of accounting policies and notes to financial statements.

II-24 (1 of 2)





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIAABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


                                    2 0 0 3       2 0 0 2       2 0 0 1
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	(80,946)	$	(53,003)	$	(1,499,303)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR		112,719		165,722		1,665,025

CASH AND CASH EQUIVALENTS -
 END OF YEAR	$	31,773	$	112,719	$	165,722









































See accompanying summary of accounting policies and notes to financial statements.

II-24 (2 of 2)





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 3		  2 0 0 2		  2 0 0 1

Reconciliation of net income
 to net cash provided (used)
 by operating activities:

   Net Income (Loss)	$	(28,161)	$	(39,927)	$	22,636,326

Adjustments to reconcile net
 income (loss) to net cash provided
 (used)by operating activities:

  Decrease in property
   plant and equipment	$	-	$	-	$	24,496,319
  (Increase) in accrued
   interest ? notes receivable		(225)		-		(134,871)
  Decrease in prepaid expenses		-		-		159,596
  Decrease in other assets and
   accounts receivable		-		2,730		-
  Decrease (increase) in
   accounts payable and
   accrued expenses		17,283		3,794		(1,165,326)
  Decrease in deferred
   management fee		-		-		597,440
  Decrease in deferred profit		-		-		(2,987,200)
  Decrease in unamortized
   interest		-		-		(2,212,612)
  Decrease  in notes receivables		-		-		79,579

   Total Adjustments	$	17,058	$	6,524	$	18,832,925

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(11,103)	$	(33,403)	$	41,469,251

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Land and development costs	$	-		(170,518)		-
Deferred management fees ?
 related parties		-		34,103	-
Partners? capital	$	-		136,415	-









See accompanying summary of accounting policies and notes to financial statements.

CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
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

All-State Properties L.P. and entities under common control with the partners of NLI Partners, Ltd. Have a 93% limited partnership interest in Tunicom. Accordingly, the beneficial owners of Tunicom are substantially the same as those of CPC.
Therefore, the financial statements of CPC and Tunicom are being presented on a combined basis to offer a more complete presentation of the related entities. All intercompany transactions have been eliminated to combination.

In 1987, Tunicom purchased 78 acres of land from CPC. Due to the related ownership and control of the two entities and in accordance with prescribed accounting standards. CPC deferred the gross profit of approximately $3,158,000 from this sale and a related management fee expense of $631,000. In 2001 when substantially all the property was sold, CPC recognized deferred income of $2,987,000 and a management fee of $597,000.
The balance of the deferred revenue of approximately $170,000 and the related management fee expense of $34,000 were eliminated upon liquidation of CPC in July 2001 and assumed by the partners.







CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	A.	Organization, Operations and Principles of Combination (Continued)

4.	Cash and Cash Equivalent

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

2.	Furniture and equipment that were sold in August 2000 were
depreciated using MACRS form both tax and financial statement presentation. Differences between this method and other
accelerated depreciated methods were not material.

C.	Land and Development Cost

	Land is recorded at cost and includes costs capitalized in connection with the development of real estate.

D.	Income Tax Reporting

	For income tax purposes, CPC reported on the cash basis of accounting while Tunicom reports on the accrual basis. Both utilize the accrual basis of accounting for financial reporting purposes. No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.




CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Partnership and Limited Liability Corporation

	The accompanying combined financial statements includes only those assets, liabilities and results of operations, which relates to the businesses of City Planned Communities, a Partnership, and Tunicom
LLC, a limited liability corporation. The financial statements do not include any assets, liabilities, revenues, or expenses attributable to the partners? and members? individual activities.

NOTE 2 ? ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued
Expenses at June 30, 2003 and
2002 consist of the following:

                                   2 0 0 3         2 0 0 2

Accounts payable 	$	20,118	$	2,723
Real estate taxes		6,000		5,500
		$	26,118	$	8,223

NOTE 3 ? TRANSACTIONS WITH RELATED PARTIES

	Management Agreements

	The operations of Tunicom?s adult apartment rental complex was managed by an individual who is the general partner of All-State Properties L.P.
The agreement with the individual?s management company called for an assignment of a 5% interest of all available cash flows for services rendered. The agreement was terminated when the facility was sold in August 2000. (See Note 5A)

NOTE 4 ? MORTGAGE LOAN PAYABLE

	The mortgage on the property that was sold in August 2000, beared interest at 8% per annum was insured by the Department of Housing and Urban
Development (HUD) and was payable in monthly installments of $198,051.
During the year ended June 30, 2001, total interest incurred of $272,309 was charged to operations. As a result of the mortgage modification in 1985, $2,498,809 in accrued interest was forgiven. This amount was recorded as a deferred interest adjustment and was being amortized over the remaining term of the mortgage. The unamortized balance of the interest forgiveness was recognized in full upon sale of the property.
(See Note 7)







CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 5 ? COMMITMENTS AND CONTINGENCIES

A.	Management Contract (See Note 3)

	On July 1, 1997, the tenant of the facility appointed a management company that is owned by a partner of the Partnership. The management company was paid a fee equal to 4% of the monthly revenue. The management agreement was terminated upon sale of the rental property in August 2000.

B.	Distributions

	Presently, the cash flow that becomes available for distribution will be distributed as follows:

		 3.49% to the non-partner distributes

			As to the partners:

		 1.00% 	to F. Trace, Inc. the former general
		  	 partner of Tunicom
		23.27% 	to the newly admitted limited partners
		36.12% 	to Newnel Partnership
		36.12% 	to the Company (including 3.60% given
		 	 to certain individuals who made cash
		 	 advances to Tunicom on behalf of the
		 	 the Company)
		100.00%

C.	Lease Agreement

	On July 1, 1997, the Partnership entered into an agreement with an intended purchaser who leased the facility for a three-year period after which time the purchaser was able to purchase the property or cancel the option and forfeit their deposit. The agreement called for the tenant to pay the Partnership a base rent equal to the monthly principal and interest on the outstanding HUD financing plus the amounts necessary for payment of the various escrows related to the HUD financing. The tenant retained $812,712, $1,750,000 and $1,275,000, respectively, during the three year period, and the Partnership was paid all other remaining revenue from the facility that exceeded a certain threshold.

	On March 10, 2000 the intended purchaser assigned its interest, rights and option to purchase the property to an unrelated company. The
Assignee purchased the property on August 16, 2000 (Note 7).







CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED


NOTE 6 -	PENSION PLAN

	During year ended June 30, 2001, Tunicom had a 401k pension plan.
Employees were eligible to participate in the plan if they have been employed by the Partnership for one year, work at least 20 hours per week, work a total of at least 1000 hours per year and were at least 21 years of age. The employer did not make a matching contribution.

NOTE 7 ? SALE OF THE ADULT RENTAL RETIREMENT FACILITY

	In connection with the sale of the adult rental retirement facility which closed on August 16, 2000, Tunicom LLC (?Tunicom?) (a limited liability corporation), was formed on August 14, 2000 as the successor to Unicom
Partnership, Ltd. (?Unicom?). Tunicom succeeded to all of the assets and the liabilities of Unicom.

	On August 16, 2000, Tunicom sold the adult rental retirement facility, including the real property and certain tangible and intangible assets, for a purchase price of $47,159,295. After giving effect to the deposit of $4,500,000 previously accounted for, the existing mortgage in the amount of $26,720,254 and various adjustments, Tunicom LLC received net proceeds of $16,379,732. Tunicom distributed $16,200,000 to its partners and All-
State Properties, L.P.?s share was approximately $5,800,000.






























CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
EXPLAINATION OF COMBINING FINANCIAL STATEMENTS
JUNE 30, 2001
AUDITED




The combining financial statements for City Planned Communities (CPC)
(liquidated July 1, 2001) and Tunicom LLC, (Tunicom) are presented for the year ended June 30, 2001 as supplemental information to the combined financial statements. All significant transactions between CPC and Tunicom for the year ended June 30, 2001 have been eliminated. Descriptions of the eliminations are as follows:

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




























CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
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

II-32





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
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

II-33





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
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

II-34





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF PARTNERS? CAPITAL (DEFICIT)
 YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AUDITED

			 COMBINED
							 STATEMENT
	   CITY		TUNICOM LLC			OF PARTNERS'
	  PLANNED		           				  CAPITAL
	COMMUNITIES		        		ELIMINATIONS 	 (DEFICIT)
PARTNERS'
 CAPITAL
 (DEFICIT) -
 June 30,
 2000	$	(2,319,611)	$	(3,141,359)	$	-	$	(5,460,970)
Net Income
 (Loss)2001		2,400,452		20,235,875		-		22,636,327
Distribution		(217,256)		(16,200,000)		-		(16,417,256)
PARTNERS?
 CAPITAL
 (DEFICIT)-
 June 30,
 2001	$	(136,415)	$	894,516	$	-	$	758,101
Net income
 (Loss) -
 2002		-		(39,927)		-		(39,927)
Liquidation		136,415		-		-		136,415
Contribution 		-		2,730		-		2,730
PARTNERS'
 CAPITAL -
 June 30,
 2002	$	-	$	857,319	$	-	$	857,319
Net Income
 (Loss) -
 2003		-		(28,161)		-		(28,161)
PARTNERS?
 CAPITAL ?
 June 30,
 2003	$	-	$	829,158	$	-	$	829,158











See accompanying summary of accounting policies and notes to financial statements.



II-35






CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 2001
                                        AUDITED

  	  CITY		TUNICOM LLC			      COMBINED
	 PLANNED		           			 	 STATEMENT OF
	COMMUNITIES		       		ELIMINATONS	    CASH FLOWS
INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS

Cash Flows from
 Operating Activi-
 ties:
	Interest received	$	81,337	$	62,854	$	-	$	144,191
	Cash paid - interest		-		(407,180)		-			(407,180)
	Cash paid - suppliers,
   employees and admini-
	 strative expenses		(35,724)		(1,446,726)		-			(1,482,450)
	Net sale of property		25,800		43,188,890		-			43,214,690

	  Net Cash (Used)
	   Provided by Opera-
     ting Activities	$	71,413	$	41,397,838	$	-	$	41,469,251

Cash Flows from Invest-
 ing Activities:
	Partner distribution	$	(217,256)	$	(16,200,000)		-	$	(16,417,256)

	  Net Cash (Used) Provided
	   by Investing Acti-
	   vities	$	(217,256)$	(16,200,000)	$	-	$	(16,417,256)

Cash Flows from Fi-
 nancing Activities:
	Cash received
  (paid) - related
	 party	$	145,537	$	55,074	$	-	$	200,611
	Cash (paid)
   received -
   notes and
   mortgages		-		(26,751,910)		-		(26,751,910)

	 Net Cash Provided
	  (Used) by Financ-
	  ing Activities	$	145,537	$	(26,696,836)	$	-	$	(26,551,299)






See accompanying summary of accounting policies and notes to financial statements.

II-36





CITY PLANNED COMMUNITIES (A PARTNERSHIP (LIQUIDATED JULY 1, 2001)
AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2001
AUDITED

  					 		  COMBINED
		  CITY		       	     			 STATEMENT
		PLANNED							 OF
	COMMUNITIES		  TUNICOM LLC	  		ELIMINATONS	CASH FLOWS

NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS	$	(306)	$	(1,498,997)	$	-	$	(1,499,303)
CASH AND CASH EQUIVA-
 LENTS BEGINNING OF
 YEAR		306		1,664,719		-		1,665,025
CASH AND CASH EQUIVA-
 LENTS END OF YEAR	$	-	$	165,722	$	-	$	165,722



































See accompanying summary of accounting policies and notes to financial statements.

II-37





CITY PLANNED COMMUNITIES (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
COMBINING STATEMENTS OF CASH FLOWS (CONTINUED)
YEAR ENDED JUNE 30, 2001
AUDITED

  		  CITY						  COMBINED
	 PLANNED		           				 STATEMENT OF
	COMMUNITIES		  TUNICOM LLC  	ELIMINATONS	   CASH FLOWS
Reconciliation of net
 profit (Loss) to net
 cash provided (used)
 by operating activities:

	Net income	$	2,400,452	$	20,235,874	$	-	$	22,636,326

Adjustments to recon-
 cile to net income (used)
 by operating activities:

	Decrease in property,
	 plant and equipment	$	9,666	$	24,486,653	$	-	$	24,496,319
	Decrease in deferred
	 management fees		597,440		-		-		597,440
	Decrease in deferred
	 profit		(2,987,200)		-		-		(2,987,200)
	Decrease in un-
	 amortized interest		-		(2,212,612)		-		(2,212,612)
	Decrease in accounts
	 expenses		(35,410)		(1,129,916)		-		(1,165,326)
	Decrease of notes
	 receivable		79,579		-		-		79,579
	Decrease in prepaid
	 expenses		6,886		152,710		-		159,596
	Decrease in notes
	 payable		-		(134,871)		-		(134,871)

	 Total Adjustments	$	2,329,039	$	21,161,964	$	-	$	18,832,925

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVI-
 TIES	$	71,413	$	41,397,838	$	-	$	41,469,251












See accompanying summary of accounting policies and notes to financial statements.

II-38






PART II


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
	FINANCIAL DISCLOSURE

	None.


PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           74        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997


ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2003.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The following discussion of certain relationships and related transactions should be read in conjunction with our financial statements and notes thereto.

Name of specified person:	Stanley R. Rosenthal
Relationship of such person:	General Partner with
			  5% ownership interest
Amount of transactions:	Notes receivable
			  (4% interest, non-recourse)	$	94,503
			Accrued interest
			  receivable (non-recourse)	$	36,798
			Note payable (no interest)	$	(24,000)

Name of specified entity:	Tunicom LLC
Relationship of such entity:	36.12% ownership interest in entity
Amount of transaction:	Notes payable (6% interest)	$	(10,000)
			Accrued interest payable	$	(225)











III-2







ITEM 14.	CONTROLS AND PROCEDURES

	(a)	Evaluation of disclosure controls and procedures

	The Company?s general partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 150d-14(c)) as of a date within 90 days of filing date of this annual report (the ?Evaluation Date?), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

	(b)	Changes in internal controls:

	There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The following fees were invoiced by the auditing firm for the years ended June 30,

                                               2 0 0 3        2 0 0 2

	Audit fees	$	19,500	$	23,000
	Tax fees			5,000		5,500
	Other fees		-		-

			$	24,500	$	28,500

The above services were not recognized at the time of engagement to be non-audit services, and such services are approved by the Company?s general partner prior to the completion of the audit.




















III-3







PART IV

ITEM 16.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
	FORM 8-K



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2003 and 2002		II-8

		Statements of Operations for the years ended
			June 30, 2003, 2002, and 2001					II-9

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2003,
		2002 and 2001			II-10

		Statements of Cash Flows for the years ended
		June 30, 2003, 2002 and 2001		II-11/12

		Notes to Financial Statements for the years
		ended June 30, 2003, 2002 and 2001			II-13/18




All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes. The registrant has not filed a Form 8-K during the fourth quarter of the fiscal year.























IV-1







	(b) (1)	REPORTS ON FORM 8-K
			PAGE NO. OR INCORPORATION
	(C)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
		due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986






IV-2







	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)   Exhibits indicating computa-	IV-4
	tion of earnings per unit for
	the years ended June 30, 2003,
	2002 and 2001.

(22)	Subsidiaries of the Registrant:

   (d)	NONE

	Signature Page    	IV-5


IV-3





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2003, 2002 AND 2001



	2 0 0 3        2 0 0 2        2 0 0 1
Computation of pri-
 mary earnings per
 unit:

    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net Income (Loss)
 Before Extraordinary
 Items	$	(56,121)	$	(85,154)	$	6,843,331

Computation of Fully
 diluted income (Loss)
 per unit Before Extra-
 ordinary Items	$      (0.02)	$       (0.03)	$       2.19

Net Income (Loss)
 After Extraordinary
  Items	$	(56,121)	$	(85,154)	$	6,843,311


Computation of Fully
 diluted income (Loss)
 per unit after Extra-
 ordinary Items	$      (0.02)	$       (0.03) 	$       2.19

(A)	Weighted average number of units outstanding






















See notes to financial statements.
IV-4





SIGNATURES






	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ALL-STATE PROPERTIES L.P.


                By:	   ____________________
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 12, 2003








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         ALL-STATE PROPERTIES L.P.


                  By:	   ____________________
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 12, 2003
















IV-5




Page 18 (1 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS


I, Stanley Rosenthal, certify that:

1.	I have reviewed this annual report on Form 10-K of All-State Properties L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this annual report;

4. 	The registrant?s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ?Evaluation Date?); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;






















IV-6




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

6. 	The registrant?s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 12, 2003



_____________________
Stanley Rosenthal
General Partner


























IV-7