Form 10-Q
period 2003-09-30
ALL STATE PROPERTIES LP
filed 2003-12-03
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2003 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2003

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
THREE MONTHS ENDED SEPTEMBER 30, 2003


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1 	Financial Statements	2 - 8

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	9

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	9

ITEM 4	Controls and Procedures.	9

	Supplemental Information and Exhibits	10 - 12

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	13

ITEM 2 	Changes in Securities and Use of Proceeds	13

ITEM 3	Defaults Upon Senior Securities	13

ITEM 4	Submission of Matters to Vote of
	 Security Holders	13

ITEM 5	Other Information	13

ITEM 6 	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Certifications	15 - 16






ITEM 1 	FINANCIAL STATEMENTS












ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
THREE MONTHS ENDED SEPTEMBER 30, 2003










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
THREE MONTHS ENDED SEPTEMBER 30, 2003


I N D E X
		PAGE

	Independent Accountant?s Report	3

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	4

	Condensed Statements of Operations	5

	Condensed Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7 - 8

	SUPPLEMENTAL INFORMATION:

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		12


	Condensed Financial Information for
	 Real Estate Partnership:

	   Condensed Balance Sheet	10

	   Condensed Combined Profit and Loss
	    Information	11










Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT ACCOUNTANT?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of September 30, 2003 and the related condensed statements of operation and cash flows for the three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the partnership?s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2003, and the related statements of operation, partners? capital and cash flows for the year then ended (not presented herein); and in our report September 12, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the






Page 3 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2120
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT?S REPORT
(CONTINUED)



accompanying condensed balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the condensed financial information for Tunicom LLC, appearing on pages 10 and 11, and the exhibit indicating the computation of earnings per unit, appearing on page 12, is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.


Freeman, Buczyner & Gero
November 25, 2003



















Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003
(UNAUDITED)


	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 3      2 0 0 3

Cash	$	2,817	$	7,566

Investment in real estate in
  partnerships ? related parties		298,173		299,582

Total Assets	$	300,990	$	307,148

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	16,195	$	15,545
   Partnership distributions payable		10,152		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		40,000		34,000

	$	134,554	$	127,904

Partners' Capital 	$	362,615	$	374,024

Notes receivable - officers/partners		(196,179)		(194,780)

		$	166,436	$	179,244

Total Liabilities and Partners'
 Capital 	$	300,990	$	307,148












See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)





		   2 0 0 3 		   2 0 0 2
REVENUES:

	Profit (loss) from real estate
	 Partnerships ? related parties	$	(1,409)	$	(3,016)

	Other		1,399		1,431

		$	(10)	$	(1,585)

COST AND EXPENSES:

	Selling, general and
	 administrative	$	11,249	$	3,661

	Interest expense		150		-

		$	11,399	$	3,661

Net Income (Loss)	$	(11,409)	$	(5,246)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	       0.00 	       0.00
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE















See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)



		  2 0 0 3		   2 0 0 2
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	-	$	34
	Cash paid for selling, general and
	 administrative expenses		(10,749)		(17,129)

	   Net Cash Consumed by
	    Operating Activities	$	(10,749)	$	(17,095)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable
	   Related party	$	6,000	$	-

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(4,749)	$	(17,095)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		7,566		34,348

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	2,817	$	17,253

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMEDBY
 OPERATING ACTIVITIES:

	Net (Loss) Income	$	(11,409)	$	(5,246)














See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 3		   2 0 0 2
	(Income) Loss of real estate part-
	 nerships	$	1,409	$	3,016
	Changes in Assets and Liabilities:
	  (Increase) in accrued interest
	   receivable		(1,399)		(1,398)
	  Increase (decrease) in accounts
	   payable		650		(13,467)


	      Total adjustments	$	660	$	(11,849)

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(10,749)	$	(17,095)























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



1.	UNAUDITED INTERIM FINANCIAL INFORMATION

The management of All-State Properties L.P. (a limited partnership) (the Company) is responsible for the accompanying unaudited interim financial statements and the related information included in these notes to the unaudited interim financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the Company?s financial position and results of operations and cash flows for the period presented. Results of operations of interim periods are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended June 30, 2003 included in the Company?s Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the ?Commission?).

2.	ORGANIZATION AND OPERATIONS

All-State Properties L.P. was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the Corporation). Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to All-State Properties L.P., and the Corporation distributed such limited partnership interests to its shareholders.

	The Company?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has completed its land development activities and the sale of residential housing.









Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



3.	TUNICOM LLC ? OPERATIONS

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




























Page 9 (1 of 3)




ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended September 30, 2003.

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

	Tunicom has now entered into an agreement of purchase and sale to sell the property for $1,700,000. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to







Page 9 (2 of 3)





ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

		None.

ITEM 4	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

	The Company?s general partner, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a ? 14) as of a date within 90 days of filing date of this annual report (the ?Evaluation Date?), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.















Page 9 (3 of 3)





ITEM 4 	CONTROLS AND PROCEDURES (CONTINUED)

	(b)	Changes in Internal Controls:

		There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.







































Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003
(UNAUDITED)

		 SEPTEMBER		      JUNE
		 30, 2003		  30, 2003
ASSETS:
Land and development costs	$	778,759	$	783,253
Cash		16,730		31,773
Notes receivable and accrued
 interest ? related party		10,375		10,225
Prepaid expenses		30,025		30,025

	Total	$	835,889	$	855,276

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	10,633	$	26,118
Partners' capital		825,256		829,158

	Total	$	835,889	$	855,276





















See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(UNAUDITED)

		  2 0 0 3   	  2 0 0 2
REVENUES:
Interest and other	$	158	$	253

	Total income	$	158	$	253

EXPENSES:
General and administrative	$	4,060	$	5,602
Taxes and insurance		-		3,000

	Total expenses	$	4,060	$	8,602

NET INCOME (LOSS)	$	(3,902)	$	(8,349)

























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002






		   2 0 0 3      2 0 0 2

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(11,409)	$	(5,246)

Net (Loss) Income Per Partnership
 Unit	$       0.00  $      0.00































See accompanying notes and accountant?s review report.




Page 13
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION


ITEM 1 ? Legal Proceedings

	None.

ITEM 2 - Changes in Securities and Use of Proceeds

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

ITEM 5 ? Other Information

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


Dated: November 25, 2003










Page 15 (1 of 2)
ALL-STATE PROPERTIES L.P.


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








Page 15 (2 of 2)
ALL-STATE PROPERTIES L.P.


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


Date:  November 25, 2003



_____________________
Stanley Rosenthal

General Partner













Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the three months ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 25, 2003



_____________________
Stanley Rosenthal

General Partner