Form 10-Q/A
period 2003-09-30
ALL STATE PROPERTIES LP
filed 2003-12-03
CIK 745543

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
THREE MONTHS ENDED SEPTEMBER 30, 2003


I N D E X
		PAGE

	Independent Accountant?s Report	3

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	4

	Condensed Statements of Operations	5

	Condensed Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7 - 8

	SUPPLEMENTAL INFORMATION:

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		12


	Condensed Financial Information for
	 Real Estate Partnership:

	   Condensed Balance Sheet	10

	   Condensed Profit and Loss Information	11










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