Form 10-Q
period 2003-12-31
ALL STATE PROPERTIES LP
filed 2004-02-11
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2003 COMMISSION FILE NUMBER 0-12895

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


         Class                 Outstanding at December 31, 2003

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
SIX MONTHS ENDED DECEMBER 31, 2003


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2003










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
SIX MONTHS ENDED DECEMBER 31, 2003


I N D E X
		PAGE

	Independent Accountant?s Report	3

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	4

	Condensed Statements of Operations	5

	Condensed Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7 - 8

	SUPPLEMENTAL INFORMATION:

	Condensed Financial Information for
	 Real Estate Partnership:

	   Condensed Balance Sheet	10

	   Condensed Profit and Loss Information	11

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		12











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT ACCOUNTANT?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of December 31, 2003 and the related condensed statements of operation for the three-month and six?month periods ended December 31, 2003 and 2002 and cash flows for the six-month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the partnership?s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of June 30, 2003, and the related statements of income, partners? capital and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2003, we expressed an unqualified opinion on those financial statements.






Page 3 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


INDEPENDENT ACCOUNTANT?S REPORT
(CONTINUED)



In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


Freeman, Buczyner & Gero
January 28, 2004


















Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003
(UNAUDITED)


	 DECEMBER		  JUNE
	   31ST		  30TH
Assets	 2 0 0 3      2 0 0 3

Cash	$	1,532	$	7,566

Investment in real estate in
  partnership ? related parties		285,634		299,582

Total Assets	$	287,166	$	307,148

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	18,080	$	15,545
   Partnership distributions payable		10,152		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		-		34,000
   Bank ? line of credit		50,000		-

	$	146,439	$	127,904

Partners' Capital 	$	338,300	$	374,024

Notes receivable - officers/partners		(197,573)		(194,780)

		$	140,727	$	179,244

Total Liabilities and Partners'
 Capital 	$	287,166	$	307,148











See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)





	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 3	2 0 0 2	2 0 0 3	2 0 0 2
REVENUES:

	Profit (loss) from
	 real estate part-
	 nerships- related
	 parties	$	(12,539)	$	(4,186)	$	(13,948)	$	(7,202)

	Other income		1,394		1,410		2,793		2,841

	$	(11,145)	$	(2,776)	$	(11,155)	$	(4,361)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	12,641	$	25,590	$	23,890	$	29,251

	Interest		529		-		679		-

	$	13,170	$	25,590	$	24,569	$	29,251

NET INCOME (LOSS)	$	(24,315)	$	(28,366)	$	(35,724)	$	(33,612)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.00)	(0.01)	(0.01)	(0.01)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE





See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)



		  2 0 0 3		   2 0 0 2
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	-	$	45
	Cash paid for selling, general and
	 administrative expenses		(21,355)		(26,417)
	Interest expenses - paid		(679)		-

	   Net Cash Consumed by
	    Operating Activities	$	(22,034)	$	(26,372)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	(34,000)	$	-
	Bank ? line of credit		50,000		-
	Net cash provided by financing
	 activities	$	16,000	$	-

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(6,034)	$	(26,372)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		7,566		34,348

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	1,532	$	7,976

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMEDBY
 OPERATING ACTIVITIES:

	Net Loss	$	(35,724)	$	(33,612)











See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 3		   2 0 0 2
	(Income) Loss of real estate part-
	 nerships	$	13,948	$	7,202

	Changes in Assets and Liabilities:

	  Increase in partnership
	   distribution payable		-		9,191
	  (Increase) in accrued interest
	   receivable		(2,793)		(2,797)
	  Increase (decrease) in accounts
	   Payable		2,535		(6,356)

	      Total adjustments	$	13,690	$	7,240

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(22,034)	$	(26,372)




















See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



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









Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



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











Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



3.	TUNICOM LLC ? OPERATIONS (CONTINUED)
	As a condition of the sale, the buyer has also insisted that All-State Properties L.P.?s general partner agree to manage the facility once built. There can be no assurance that the transaction contemplated by the agreement of purchase and sale will close.

4.	BANK ? LINE OF CREDIT

	The Company is indebted under the terms of a line of credit agreement. Under this agreement, the Company can borrow funds up to $100,000, payable on demand, with interest payable in arrears at the rate of 5.68% per annum thru October 24, 2005.
Thereafter, the interest rate is 2% per annum above the certificate of deposit rate of a certain bank. Borrowings under this agreement are secured by an assignment of a certificate deposit owned by the general partner, Stanley
Rosenthal. The balance outstanding at December 31, 2003 was
$50,000 and the interest expense was $482.



























Page 9 (1 of 3)




ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended December 31, 2003.

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







































Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2003 AND JUNE 30, 2003
(UNAUDITED)

		 DECEMBER		      JUNE
		 31, 2003		  30, 2003
ASSETS:
Land and development costs	$	790,664	$	783,253
Cash		5,543		31,773
Notes receivable and accrued interest
 -related party		-		10,225
Prepaid expenses		30,025		30,025

	Total	$	826,232	$	855,276

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	35,688	$	26,118
Partners' capital		790,544		829,158

	Total	$	826,232	$	855,276





















See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2003 AND 2002
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 3	2 0 0 2	2 0 0 3	2 0 0 2
REVENUES:
Interest and other	$	47	$	175	$	205	$		428

Total income	$	47	$	175	$	205	$	428

EXPENSES:
General and
 administrative	$	34,759	$	9,192	$	38,819	$	14,794
Taxes and insurance		-		2,573		-		5,573

Total expenses	$	34,759	$	11,765	$	38,819	$	20,367

NET PROFIT (LOSS)	$	(34,712)	$	(11,590)	$	(38,614)	$	(19,939)




















See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002






		   2 0 0 3      2 0 0 2

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(35,725)	$	(33,612)

Net (Loss) Income Per Partnership
 Unit	$      (0.00) $     (0.01)































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


Dated: January 28, 2004










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


Date:  January 28, 2004



_____________________
Stanley Rosenthal

General Partner













Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the three months ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  January 28, 2004



_____________________
Stanley Rosenthal

General Partner