Form 10-Q
period 2004-03-31
ALL STATE PROPERTIES LP
filed 2004-05-24
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2004 COMMISSION FILE NUMBER 0-12895

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


         Class                 Outstanding at March 31, 2004

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
NINE MONTHS ENDED MARCH 31, 2004


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 2004










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NINE MONTHS ENDED MARCH 31, 2004


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











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



INDEPENDENT ACCOUNTANT?S REPORT


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the condensed balance sheet of All-State
Properties L.P. as of March 31, 2004 and the related condensed statements of operation for the three-month and nine?month periods ended March 31, 2004 and 2003 and cash flows for the nine-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the partnership?s management.

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


Freeman, Buczyner & Gero
May 11, 2004


















Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003
(UNAUDITED)


	  MARCH		  JUNE
	   31ST		  30TH
Assets	 2 0 0 4      2 0 0 3

Cash	$	4,471	$	7,566

Investment in real estate
  partnership ? related parties		281,245		299,582

Total Assets	$	285,716	$	307,148

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	14,530	$	15,545
   Partnership distributions payable		10,152		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		-		34,000
   Bank ? line of credit		70,000		-

	$	162,889	$	127,904

Partners' Capital 	$	321,803	$	374,024

Notes receivable - officers/partners		(198,976)		(194,780)

		$	122,827	$	179,244

Total Liabilities and Partners'
 Capital 	$	285,716	$	307,148











See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)





	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	DECEMBER 31,
	2 0 0 4	2 0 0 3	2 0 0 4	2 0 0 3
REVENUES:

	Profit (loss) from
	 real estate part-
	 nerships- related
	 parties	$	(4,389)	$	(3,372)	$	(18,337)	$	(10,574)

	Other income		1,403		1,402		4,196		4,243

	$	(2,986)	$	(1,970)	$	(14,141)	$	(6,331)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	12,553	$	13,565	$	36,443	$	42,816

	Interest		958		-		1,637		-

	$	13,511	$	13,565	$	38,080	$	42,816

NET INCOME (LOSS)	$	(16,497)	$	(15,535)	$	(52,221)	$	(49,147)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.01)	(0.00)	(0.02)	(0.02)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE





See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)



		  2 0 0 4		   2 0 0 3
CASH FLOW FROM OPERATING ACTIVITIES:
	Interest income - collected	$	-	$	123
	Cash paid for selling, general and
	 administrative expenses		(37,458)		(43,627)
	Interest expenses - paid		(1,637)		(11,133)
	Partnership distribution escheated		-

	   Net Cash Consumed by
	    Operating Activities	$	(39,095)	$	(54,637)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	(34,000)	$	34,000
	Bank ? line of credit		70,000		-
	Net cash provided by financing
	 activities	$	36,000	$	34,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(3,095)	$	(20,637)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		7,566		34,348

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	4,471	$	13,711

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMEDBY
 OPERATING ACTIVITIES:

	Net (Loss)	$	(52,221)	$	(49,147)










See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 4		   2 0 0 3
	(Income) Loss of real estate part-
	 nerships	$	18,337	$	10,574

	Changes in Assets and Liabilities:

	  Increase in accrued interest
	   payable		-		75
	  Increase in partnership
	   distribution payable		-		(1,782)
	  (Increase) in accrued interest
	   receivable		(4,196)		(4,195)
	  Increase (decrease) in accounts
	   payable		(1,015)		(10,162)

	      Total adjustments	$	13,126	$	(5,490)

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(39,095)	$	(54,637)


















See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003



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

	Tunicom had entered into an agreement of purchase and sale to sell the property for $1,700,000. Closing the transaction at that price, however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit could be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-
State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom.











Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002



3.	TUNICOM LLC ? OPERATIONS (CONTINUED)

	As a condition of the sale, the buyer had also insisted that All-State Properties L.P.?s general partner agree to manage the facility once built. There was no assurance that the transaction contemplated by the agreement of purchase and sale would close.
	The transaction on the sale of the property did not close, and the property has been put back on the market for sale.

4.	BANK ? LINE OF CREDIT

	The Company was indebted under the terms of a line of credit agreement. Under this agreement, the Company was able to borrow funds up to $100,000, payable on demand, with interest payable in arrears at the rate of 5.68% per annum thru
October 24, 2005. Thereafter, the interest rate was 2% per annum above the certificate of deposit rate of a certain bank. Borrowings under this agreement were secured by an assignment of a certificate deposit owned by the general partner, Stanley Rosenthal. The balance outstanding at March
31, 2004 was $70,000 and the interest expense was $1,637. The line of credit agreement was repaid on or about April 9, 2004.

	Tunicom LLC signed a loan agreement with a bank for $250,000 and executed a mortgage in that amount on the property it owns. At the closing Tunicom LLC advanced $81,000 to the Company, of which $70,000 was used to repay its line of credit agreement.















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

	Tunicom had entered into an agreement of purchase and sale to sell the property for $1,700,000. Closing the transaction at that price, however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit could be issued and the availability of financing acceptable to buyer. Parnters of Tunicom (with All-State Property L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State






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

	As a condition of the sale, the buyer had also insisted that all-State Properties L.P.?s general partner agree to manage the facility once built. There was no assurance that the transaction contemplated by the agreement of purchase and sale would close.

	The transaction for the sale of the property did not close, and the property has been put back on the market for sale.

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








































Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2004 AND JUNE 30, 2003
(UNAUDITED)

		  MARCH		      JUNE
		 31, 2004		  30, 2003
ASSETS:
Land and development costs	$	794,622	$	783,253
Cash		84		31,773
Notes receivable and accrued interest
 -related party		-		10,225
Prepaid expenses		30,025		30,025

	Total	$	824,731	$	855,276

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	39,899	$	26,118
Bank line of credit		6,439
Partners' capital		778,393		829,158

	Total	$	824,731	$	855,276




















See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2004 AND 2003
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 4	2 0 0 3	2 0 0 4	2 0 0 3
REVENUES:
Interest and other	$	25	$	156	$	230	$		584

Total income	$	25	$	156	$	230	$	584

EXPENSES:
General and
 administrative	$	12,176	$	6,492	$	50,995	$	21,286
Taxes and insurance		-		3,000		-		8,573

Total expenses	$	12,176	$	9,492	$	50,995	$	29,859

NET PROFIT (LOSS)	$	(12,151)	$	(9,336)	$	(50,765)	$	(29,275)




















See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2004 AND 2003






		   2 0 0 4      2 0 0 3

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(50,765)	$	(49,147)

Net (Loss) Income Per Partnership
 Unit	$      (0.02) $     (0.02)































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


Dated: May 11, 2004









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


Date:  May 11, 2004



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


Date:  May 11, 2004



_____________________
Stanley Rosenthal

General Partner