Form 10-K
period 2004-06-30
ALL STATE PROPERTIES LP
filed 2004-10-01
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2004                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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













ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004

I N D E X



PART 1
PAGE

ITEM 1.	Business	I-3

ITEM 2.	Properties	I-4

ITEM 3.	Legal Proceedings	I-4

ITEM 4.	Submission of Matters to a Vote of Security
	 Holders	I-4

PART II

ITEM 5.	Market for Registrant?s Common Equity	II-1

ITEM 6.	Selected Financial Data	II-2/3

ITEM 7.	Management?s Discussion and Analysis of
	 Financial Condition and Results of
	 Operations	II-4

ITEM 7A	Quantitative and Qualitative Disclosure
	 About Market Risk	II-5

ITEM 8.	Financial Statements and Supplementary Data	II-6/26

ITEM 9. 	Change in a Disagreements with Accountants on
	 Accounting and Financial Disclosure	III-1

ITEM 9A	Controls and Procedures	III-1

PART III

Item 10.	Directors and Executive Officers of the
	 Registrant	III-1

ITEM 11.	Executive Compensation	III-2

ITEM 12.	Security Ownership of Certain Beneficial
	 Owners and Management and Related Stockholder
	 Matters	III-2

ITEM 13.	Certain Relationships and Related Transactions	III-2

ITEM 14.	Principal Accountant Fees and Services	III-3






I-2 (1 of 2)





ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004

I N D E X



PART IV

ITEM 15.	Exhibits, Financial Statement Schedule and
	 Reports on Form 8-K	IV-1/4

	Signatures	IV-5

	Certifications	IV-6/8












































I-2 (2 of 2)





PART I


ITEM 1.	BUSINESS

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

	        Registrant?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are:

		(i) Through a 36.12% owned Florida limited liability corporation, Tunicom LLC (?Tunicom?)(formerly known as Unicom
Partnership Ltd.),Registrant was engaged in the operation of an adult rental apartment project which was sold in August 2000. (See Item
1(b)(1)(i).)

		(ii) Through Tunicom, Registrant is currently in negotiations to sell its remaining five acres of commercial and residential land. (See Item 1 (b)(l)(i) and Note 8 to financial statements.)

	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS

		(i)     Adult Rental Apartment Project

	Tunicom L.L.C. (?Tunicom?) sold a 324-unit rental adult retirement community known as Forest Trace in August 2000 and retained approximately five acres for sale of a site for an assisted living facility. This represents Tunicom?s sole remaining asset. After the sale of Forest Trace, Tunicom negotiated with the buyer of Forest Trace for the sale of the five-acre parcel at a purchase price of $1,000,000. When the buyer of Forest Trace advised Tunicom that it had no interest in acquiring the five-acre parcel, Tunicom sought an alternate purchaser.

		Tunicom had entered into an agreement of purchase and sale to sell the property for a price of $1,700,000. Closing the transaction at that price, however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for



I-3 (1 of 2)







accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom. The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchasers to sell the property for a price of $1,800,000. Tunicom signed a Letter of Intent on June 21, 2004 and subsequently received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.















































I-3 (2 of 2)








	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)

		(ii)	Registrant has no plans for any new products.

		(iii)	Registrant holds no patents, trademarks, etc.

		(iv)	No part of Registrant?s business is subject to
significant seasonal variation.

		(v)	Registrant?s only present source of working
capital is the cash distributions made to it by Tunicom.

		(vi)	No portion of Registrant?s business involved
government contracts.

         	(vii)	Registrant incurs no research and development
expenses.

		(viii)	Registrant employs no employees.

	(c)	Tunicom had no foreign operations or export sales.

ITEM 2.	PROPERTIES

		None.

ITEM 3.	LEGAL PROCEEDINGS

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.























I-4





PART II

ITEM 5.   	MARKET FOR THE REGISTRANT?S COMMON EQUITY AND
	RELATED SECURITY HOLDER MATTERS

	(a)	In June, 1988, Registrant advised its unit holders
that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

	There were no trades made through the Registrant?s matching service for the years ended June 30, 1993 through June 30, 2004. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2004, there were 1,328 holders of
record of 3,117,424 limited partnership interests. In addition, 641 units have not been escheated to various states.

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




























II-1





ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 4		 2 0 0 3		 2 0 0 2		 2 0 0 1		 2 0 0 0
REVENUE:
 Equity in net earnings
  (Loss) of real estate
  partnerships	$	(20,643)	$	(10,082)	$	(13,438)	$	6,872,555	$	683
 Other income		-		5,594		7,624		59,564		6,082

    Total	$	(20,643)	$	(4,488)	$	(5,814)	$	6,932,119	$	6,765
Income (Loss) before
 Extraordinary Items	$	(69,206)	$	(56,121)	$	(85,154)	$	6,843,331	$	(174,197)

Net Income (Loss)	$	(69,206)	$	(56,121)	$	(85,154)	$	6,843,331	$	(174,197)
Per Share/Unit -
 fully diluted:
  Net income (Loss) be-
   fore Extraordinary Items	$     (0.02)	$     (0.02)	$     (0.03)		$      2.19		$      (.05)

Net Income (Loss)	$     (0.02)	$     (0.02)	$     (0.03)		$      2.19		$      (.05)

SELECTED BALANCE SHEET DATA
 Total Assets	$	302,025	$	307,148	$	345,222	$	658,146	$	6,526

Notes, mortgages and con-
 struction loans	$	112,128	$	34,000	$	-	$	-	$	612,077
4% convertible debentures,
 due 1989 including
 accrued interest	$	-	$	-	$	-	$	-	$	2,628,518

    Total	$	112,128	$	34,000	$	-	$	-	$	3,240,595

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$	NONE	$     0.40		$	NONE


See notes to financial statements.
II-2





CITY PLANNED COMMUNITIES, (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	2 0 0 4		2 0 0 3		2 0 0 2		2 0 0 1		2 0 0 0

Sales and rental
 of real estate	$	-	$	-	$	-	$	21,705,571	$	-
Lease Income		-		-		-		-		5,744,412
Interest and other
 income		1,510		778		1,356		2,226,737		13,832

Total Revenues	$	1,510	$	778	$	1,356	$	23,932,308	$	5,758,244

Net Income(Loss)
 Before Extra-
 ordinary Items	$	(57,152)	$	(28,161)	$	(39,927)	$	22,636,326	$	419,267

Net Income(Loss)	$	(57,152)	$	(28,161)	$	(39,927)	$	22,636,326	$	419,267

SELECTED BALANCE
 SHEET DATA

Total Assets	$	959,883	$	855,276	$	866,154	$	763,142	$	30,119,840

Partners' Cash
 Distributions	$	-	$	-	$	-	$	16,417,256	$	848,936


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

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

The net loss for the year ended June 30, 2004 as compared to the year ended June 30, 2003 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

The net loss for the year ended June 30, 2003 as compared to the year ended June 30, 2002 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

The net loss for the year ended June 30, 2002 as compared to the year ended June 30, 2001 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

The net loss for the year ended June 30, 2004 as compared to the year ended June 30, 2003 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30. 2001.

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

The net loss for the year ended June 30, 2003 as compared to the year ended June 30, 2002 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30, 2001.

ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALAYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC


YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

The net loss for the year ended June 30, 2002 as compared to the year ended June 30, 2001 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30, 2001.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



I N D E X

	PAGE


Report of Independent Registered Public Accounting Firm	II-7

FINANCIAL STATEMENTS:

   Balance Sheets					II-8

   Statements of Operations						II-9

   Statements of Changes in Partners? Capital
    (Deficit)  						II-10

   Statements of Cash Flows					II-11/12

   Notes to Financial Statements					II-13/16

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2004, and 2003 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2004 and 2003 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2004 in conformity with United States generally accepted accounting principles.


September 1, 2004

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
JUNE 30, 2004 AND 2003
(AUDITED)
A S S E T S

			JUNE 30
        	  2 0 0 4      2 0 0 3

Cash			$	23,086	$	7,566

Investment in real estate
 partnership ? related parties		278,939	299,582

Total Assets 			$	302,025	$	307,148

LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Partnership distributions
   payable			$	10,152	$	10,152
  Deferred revenue ? related
   party					68,207		68,207
  Accounts payable and
   other liabilities					1,500		15,545
  Notes payable ? related
   parties including accrued
   interest of $1,128 in 2004					112,128		34,000

			$	191,987	$	127,904


COMMITMENTS AND CONTINGENCIES

PARTNERS? CAPITAL:
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding) 			$	304,818	$	374,024
  Notes receivable-officers/
   partners including accrued
   interest of $54,923 in 2004 and 2003		(194,780)	(194,780)

			$	110,038	$	179,244
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	302,025	$	307,148










See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



                               2 0 0 4          2 0 0 3        2 0 0 2
REVENUES:

  Income (Loss) from real
   estate partnership -
   related parties	$	(20,643)	$	(10,082)	$	(13,438)
  Interest income		-		5,594		7,624

	$	(20,643)	$	(4,488)	$	(5,814)
COST AND EXPENSES:


  General and
   administrative
   expenses	$	44,645	$	51,408	$	79,340
  Interest		3,918		225		-

      Total	$	48,563	$	51,633	$	79,340

NET INCOME (LOSS)	$	(69,206)	$	(56,121)	$	(85,154)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT	$    (0.02)		$      (0.02)	$      (0.03)


CASH DISTRIBUTIONS PER
 UNIT	$     NONE		$       NONE	$      NONE





















See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

           					     NOTES           TOTAL
	RECEIVABLE		 PARTNERS
		      NUMBER       GENERAL		LIMITED 		    OFFICERS/
CAPITAL
	  OF UNITS		 PARTNER		 PARTNERS		 PARTNERS		 (DEFICIT)


BALANCE - June 30, 2001		3,118,065	$	2	$	515,297	$	(183,643)	$	331,656

Net (loss)		-		-		(85,154)		-		(85,154)
Net increase in notes receivable-
 partners		-		-		-		(5,594)		(5,594)
Partners distributions		-		-		-		-		-

BALANCE ? June 30, 2002		3,118,065	$	2	$	430,143	$	(189,237)	$	240,908

Net (Loss)		-		-		(56,121)		-		(56,121)
Net increase in notes receivable-
 partners		-		-		-		(5,543)		(5,543)
Partners distribution		-		-		-		-			-

BALANCE - June 30, 2003		3,118,065	$	2	$	374,022	$	(194,780)	$	179,244

Net Partners (Loss) Distributions	-		-		(69,206)		-		(69,206)

BALANCE - June 30, 2004		3,118,065	$	2	$	304,816	$	(194,780)	$	110,038


See accompanying summary of accounting policies and notes to financial statements.
II-10






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

                                                  YEARS ENDED JUNE 30,
                                         2 0 0 4         2 0 0 3         2 0 0 2
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS


Cash Flows from Operating
 Activities:

	Interest and other income
	 received	$	-	$	-	$	2,030
	Cash paid for general and
	 administrative expenses		(58,690)		(49,650)		(55,273)
	Interest paid		(2,790)		-	$	-
  Payment for shares escheated		-		(11,132)		(314,451)

	  Net Cash (Used)
     Provided by Operating
	   Activities	$	(61,480)	$	(60,782)	$	(367,694)

Cash Flows from Financing
 Activities:

	Proceeds (payments) on
	 note-related party - net	$	77,000	$	34,000	$	-
	Payment of debentures		-		-		-

	  Net Cash Provided
	   (Used) by Financing
	   Activities	$	77,000	$	34,000	$	-

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS		$	15,520	$	(26,782)	$	(367,694)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		7,566		34,348		402,042

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	23,086	$	7,566	$	34,348












See accompanying summary of accounting policies and notes to financial statements.

II-11





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 4		  2 0 0 3		  2 0 0 2

Reconciliation of net income(Loss)
 to net cash (used) provided
 by operating activities:

   Net Income (Loss)	$	(69,206)	$	(56,121)	$	(85,154)

Adjustments to reconcile net
 (Loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate partnership ?
   related parties	$	20,643	$	10,082	$	13,438

Changes in assets and liabilities:

  Decrease in other assets		-		1,210		-
  Increase in accrued interest ?
   related party notes (net)		1,128		-		-
  (Increase) decrease in
   notes receivable-partners		-		(5,543)		(5,594)
  (Decrease) increase in accounts
   payable and other liabilities		(14,045)		722		12,134
  (Decrease) in partnership
    distributions payable		-		(11,132)		(302,518)

   Total Adjustments	$	7,726	$	(4,661)	$	(282,540)

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(61,480)	$	(60,782)	$	(367,694)	$	(1,182,613)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Deferred Revenue	$	-	$	-	$	68,207
Undistributed earnings in
  partnerships ? related
  parties 	$	(20,643)	$	(10,082)	$	(54,769)
Income (loss) from real
  estate partnership
  related parties	$	(20,643)	$	(10,082)	$	(13,438)






See accompanying summary of accounting policies and notes to financial statements.


II-12





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
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

The accompanying financial statements include only those assets, liabilities and results of operations, which relate to the business of All-State Properties, L.P. The financial statements do not include any assets, liabilities, revenues, or expenses attributable to the partners? individual activities.

C.		Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

D.	Investments

	The Company owns 36.12% of a Florida limited liability corporation, Tunicom LLC, and uses the equity method of accounting to recognize income from its investment.



II-13





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 101, ?Revenue Recognition?, the Company recognizes income from its investment in real estate partnerships utilizing the equity method, and interest is recognized as earned with passage of time.

F.	Income (Loss) Per Partnership Unit

Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.

G.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the federally deposit insurance corporation up to $100,000.

	H.	Fair Value of Financial Instrument

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2004.

I.	Income Taxes

The Company is a limited liability company taxed as a partnership in which all elements of income and deductions are included in the tax returns of the members of the Company.
Therefore, no income tax provision is recorded by the Company.

J. 	Reclassifications

Certain reclassifications were made to the 2002 financial statements in order to conform with year 2003 presentation.









II-14 (1 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Use of Estimates

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

L.	Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), ?Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions.? Statement 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement
133. Statement 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company?s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), ?Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.? Statement 150 established standards for how an issuer classifieds and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first period beginning after June 15, 2003. The adoption of Statement 150 did not have a material effect on the Company?s financial position or results of operations.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (Statement 132), ?Employers? Disclosures about Pensions and Other Postretirement Benefits.? The revision was made to improve financial statement disclosures for defined benefit plans. Statement 132, as revised, requires companies to provide more details about their plan assets, benefit obligations, cash flows, benefits costs and other relevant information. In addition to increased annual disclosures, Statement 132, as revised, requires companies to



II?14 (2 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED


NOTE 1 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Recent Accounting Pronouncements (Continued)

report the various elements of pension and other postretirement benefit costs on a quarterly basis. The revision of Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures of Statement 132, as revised, are effective for interim periods beginning after December 15, 2003. Management does not believe the adoption of Statement 132 will have a material effect on the Company?s financial position or results of operations.

NOTE 2 ? EQUITY (DEFICIENCY) IN PARTNERSHIP

The Company?s share of Tunicom?s income (loss) was $(26,643) in 2004, $(10,082) in 2003 and $13,438 in 2002.

	The Company?s equity in the partnership and the percentage of the equity in the partnership to the total assets of the Company as of June 30, is as follows,

	  	TUNICOM LLC

	2004	$	278,939

	2004	        92.36%

	2003	$	299,664

2003	   90.00%

NOTE 3 ? NOTES RECEIVABLE ? PARTNERS

	The notes receivable ? partners bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The
Company has a lien on and a security interest in the units. All cash distributions are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and because they are payable solely from the distributions, are reflected as a reduction of the equity of the Company.

	Based on the potential sale of Tunicom?s land, the Company estimates that after projected expenses approximately $14,800 will be distributed to these unit owners. The balance of the notes will be written off after the actual distribution is applied. Accrued interest through June 30, 2003 amounted to $54,923 at which time accrual of interest stop based on the estimated amount to be realized.




II-14 (3 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED


NOTE 4 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company?s income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership?s approximate income (losses) for tax reporting purposes for the years ended June 30, 2004, 2003 and 2002 was $(69,000), $(73,000) and $(141,000), respectively, which approximates income (losses) of ($0.02), ($0.02), and ($0.03) per unit, respectively, based on 3,118,065 outstanding partnership units.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		   2 0 0 4	      2 0 0 3

		Fees	$	1,500	$	15,320
		Other		-		225


		$	1,500	$	15,545

NOTE 6 -	PARTNERS? CAPITAL (DEFICIT)

	The limited partnership, from inception through June 30, 2004, has declared accumulated distributions of $1.25 per each partnership unit outstanding. The partnership distributions payable represent the Company?s liability to the states for escheated units.

	During the year ended June 30, 2003, the Company escheated accumulated distributions in the amount of $11,132 to the various states.

	The Company did not declare any distributions to its unit owners during the year June 30, 2004.

NOTE 7 ? NOTES PAYABLE RELATED PARTIES

			   2 0 0 4	      2 0 0 3
	Note payable general partner
	  Unsecured non-interest bearing
	  demand note	$	-	$	24,000

	Note payable Tunicom LLC
	  Unsecured 6% per annum demand note
	  unpaid interest of $1,128 included
	  in notes		112,128		10,000

		$	112,128	$	34,000

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

NOTE 8 - TUNICOM LLC ? OPERATIONS

	Tunicom L.L.C. has approximately five acres for sale as a site for an assisted living facility. This represents Tunicom?s sole remaining asset. Tunicom had entered into an agreement of purchase and sale to sell the property for a price of $1,700,000. Closing the transaction at that price, however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom
(with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-
State Properties L.P. is the president of the manager of Tunicom.

	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchasers to sell the property for a price of $1,800,000. Tunicom signed a Letter of Intent on June 21, 2004 and subsequently received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
FINANCIAL STATEMENTS
JUNE 30, 2004
AUDITED



C O N T E N T S

	PAGE

Independent Auditor?s Report	II-18

Financial Statements:

   Balance Sheets					II-19

   Statements of Operations		II-20

   Statements of Partners? Capital (Deficit)			II-21

   Statements of Cash Flows	II-22/23

   Notes to Financial Statements	II-24/26

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying balance sheets of Tunicom LLC (F.K.A. Unicom Partnernship, Ltd.) as of June 30, 2004, and 2003 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunicom LLC (F.K.A. Unicom Partnership, Ltd.) as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of three years in the period ended June 30, 2004, in conformity with United States generally accepted accounting principles.



September 1, 2004

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
JUNE 30, 2004 AND 2003
(AUDITED)

A S S E T S

			JUNE 30
        	2 0 0 4         2 0 0 3

Land and development costs			$	801,597	$	783,253

Cash			1,662		31,773

Note receivable and accrued interest ?
 related parties			123,380		10,225

Prepaid expenses		33,244		30,025

Total Assets 			$	959,883	$	855,276


LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Accounts payable and accrued
   expenses		$	39,301	$	26,118
  Note payable ? line of credit including
   accrued interest of $475			148,576		-

COMMITMENTS AND CONTINGENCIES

PARTNERS? CAPITAL					772,006		829,158

TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	959,883	$	855,276




















See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



	 2 0 0 4       2 0 0 3	        2 0 0 2
REVENUES:

  Interest and other
   income	$	1,510	$	778	$	1,356


	$	1,510	$	778	$	1,356

EXPENSES:


  General and
   administrative	$	52,347	$	28,939	$	34,933

  Taxes and insurance		958		-		6,350

	$	53,305	$	28,939	$	41,283

NET INCOME (LOSS) BEFORE
 DEPRECIATION , AMORTIZ-
 ATION AND INTEREST:	$	(51,795)	$	(28,161)	$	(39,927)

OTHER EXPENSES:

  Interest	$	5,357	$	-	$	-

NET INCOME (LOSS)	$	(57,152)	$	(28,161)	$	(39,927)






















See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF PARTNERS? CAPITAL (DEFICIT)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



                                2 0 0 4       2 0 0 3       2 0 0 2

PARTNERS? CAPITAL
 (DEFICIT) - Beginning	$	829,158	$	857,319	$	758,101

  Distributions		-		-		-

  Liquidation of City
   Planned Communities		-		-		136,415

  Contributions		-		-		2,730

  Net income (loss)		(57,152)		(28,161)		(39,927)

PARTNERS? CAPITAL
 (DEFICIT) - Ending	$	772,006	$	829,158	$	857,319






























See accompanying summary of accounting policies and notes to financial statements.

II?21





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED


                                         2 0 0 4       2 0 0 3       2 0 0 2

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:

	Interest received	$	230	$	778	$	1,356
	Cash paid - interest		(8,101)		-		-
	Cash paid ? suppliers,
	 employees and administrative
	 expenses		(45,454)		(11,881)		(34,759)
	Cash paid taxes and insurance		(958)		-		-

	  Net Cash (Used)
     Provided by Operating
	   Activities	$	(54,283)	$	(11,103)	$	(33,403)

Cash Flows from Investing
 Activities:

	Capital expenditures		$	(12,054)	$	(59,843)	$	(19,600)

	  Net Cash Provided
	   (Used) by Investing
	   Activities	$	(12,054)	$	(59,843)	$	(19,600)

Cash Flows from Financing
 Activities:

	Cash received (paid) ?
	 related party	$	(111,875)	$	(10,000)	$	-
	Cash received (paid)
	 notes and mortgages		148,101		-		-

	  Net Cash (Used) Provided
	   by Financing Activities	$	36,226	$	(10,000)	$	-

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS	$	(30,111)	$	(80,946)	$	(53,003)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR		31,773		112,719		165,722

CASH AND CASH EQUIVALENTS -
 END OF YEAR	$	1,662	$	31,773	$	112,719




See accompanying summary of accounting policies and notes to financial statements.

II-22





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

                                    YEARS ENDED JUNE 30,
	2 0 0 4		  2 0 0 3		  2 0 0 2

Reconciliation of net income
 to net cash provided (used)
 by operating activities:

   Net Income (Loss)	$	(57,152)	$	(28,161)	$	(39,927)

Adjustments to reconcile net
 income (loss) to net cash provided
 (used)by operating activities:

  (Increase) in property
   plant and equipment	$	(6,290)	$	-	$	-
  (Increase) in accrued
   interest ? notes receivable		(1,280)		(225)		-
  (Increase) Decrease in other
   assets and accounts receivable	(3,219)		-		2,730
  Increase in accounts payable
   and accrued expenses		13,183		17,283		3,794
  Increase in accrued
   interest payable		475		-		-

   Total Adjustments	$	2,869	$	17,058	$	6,524

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(54,283)	$	(11,103)	$	(33,403)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Land and development costs	$	-	$	-		(170,518)
Deferred management fees -
 related parties		-		-	34,103
Partners? capital	$	-	$	-	136,415
















See accompanying summary of accounting policies and notes to financial statements.

II-23





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

City Planned Communities (Hereafter CPC), a partnership was formed in 1968 and was engaged in the business of land sales in Broward County, Florida. The two fifty percent partners of CPC were All-State Properties L.P. (a limited partnership) and NLI Partners, Ltd. (a limited partnership). The partnership was liquidated on July 1, 2001.

Tunicom LLC (Hereafter Tunicom) (formerly known as Unicom Partnership, Ltd.) was formed on October 27, 1986 to acquire land from City Planned Communities (liquidated on July 1, 2001) for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). In August 2000 the rental property was sold. The only remaining asset the company consist of a vacant parcel of land.

B.	Cash and Cash Equivalent

For purposes of the statements of cash flows, the Company considers all unrestricted cash with maturities of three months or less to be cash equivalents.

C.	Land and Development Cost

	Land is recorded at cost and includes costs capitalized in connection with the development of real estate.

D.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the federal deposit insurance corporation up to $100,000.

E.	Fair Value of Financial Instrument

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2004.

F.	Income Tax Reporting

No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnerships.

II?24





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

H.	Recent Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (Statement 149), ?Amendment of FASB Statement No. 133 on Derivative and Hedging Transactions.? Statement 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement
133. Statement 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company?s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (Statement 150), ?Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.? Statement 150 established standards for how an issuer classifieds and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first period beginning after June 15, 2003. The adoption of Statement 150 did not have a material effect on the Company?s financial position or results of operations.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (Statement 132), ?Employers? Disclosures about Pensions and Other Postretirement Benefits.? The revision was made to improve financial statement disclosures for defined benefit plans. Statement 132, as revised, requires companies to provide more details about their plan assets, benefit obligations, cash flows, benefits costs and other relevant information. In addition to increased annual disclosures, Statement 132, as revised, requires companies to



II-25 (1 of 2)





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Recent Accounting Pronouncements (Continued)

report the various elements of pension and other postretirement benefit costs on a quarterly basis. The revision of Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures of Statement 132, as revised, are effective for interim periods beginning after December 15, 2003. Management does not believe the adoption of Statement 132 will have a material effect on the Company?s financial position or results of operations.

NOTE 2 ? NOTE RECEIVABLE RELATED PARTIES

	Tunicom advanced funds to two related entities. The funds are due on demand and accrue interest at 6% per annum. Interest of $1,280 is included in the notes.

NOTE 3 ? ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued
Expenses at June 30, 2004 and
2003 consist of the following:

                                   2 0 0 4         2 0 0 3

Accounts payable 	$	33,011	$	20,118
Real estate taxes		6,290		6,000
		$	39,301	$	26,118

NOTE 4 ? NOTE PAYABLE ? LINE OF CREDIT

	Tunicom has an outstanding unsecured line of credit with a financial institution which matures on September 29, 2004. Interest for the outstanding principal balance accrues at 6% per annum.

NOTE 5 ? COMMITMENTS AND CONTINGENCIES

A.	Distributions (See Note 6)

	Presently, the cash flow that becomes available for distribution will be distributed as follows:

		 3.49% to the non-partner distributees

			As to the partners:

		 1.00% 	to F. Trace, Inc. the former general
		  	 partner of Tunicom
		23.27% 	to the newly admitted limited partners


II-25 (2 of 2)





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
AUDITED


NOTE 5 ? COMMITMENTS AND CONTINGENCIES (CONTINUED)


		36.12% 	to Newnel Partnership
		36.12% 	to the Company (including 2.62% given
		 	 to certain individuals who made cash
		 	 advances to Tunicom on behalf of the
		 	 the Company)
		100.00%

	B.	Sale of Land

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

	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchasers to sell the property for a price of $1,800,000. Tunicom signed a Letter of Intent on June 21, 2004 and subsequently received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.

NOTE 6 ? TRANSACTIONS WITH RELATED PARTIES

	A.	Accounts Payable and Accrued Expenses

	Accounts payable and accrued expenses include amounts payable to entities owned by related parties in the amount of $31,375 for 2004.

	B.	Management Fees

	Tunicom pays management fees to a company owned by the general partner at a rate of $1,250 a month.









II-26







PART II


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
	FINANCIAL DISCLOSURE

	None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           75        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997






III-1






ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2004.

NAME OF INDIVIDUAL OR	     REGISTRANT?S SHARE
 NUMBER OF PERSONS            CAPACITIES	           OF CASH
      IN GROUP             IN WHICH SERVED       COMPENSATION

Stanley R. Rosenthal       General Partner	     $   -0-

All officers as a group (1 person)	     $   -0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           	MANAGEMENT

	The following table sets forth as of June 30, 2004 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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

Name of specified person:	Stanley R. Rosenthal
Relationship of such person:	General Partner with
			  5% ownership interest
Amount of transactions:	Notes receivable
			  (4% interest, non-recourse)	$	94,503
			Accrued interest
			  receivable (non-recourse)	$	36,798
			Note payable (no interest) ?
			  repaid in 2003	$	(30,000)


III-2






ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Name of specified entity:	Tunicom LLC
Relationship of such entity:	36.12% ownership interest in entity
Amount of transaction:	Notes payable (6% interest) ?
			  repaid in 2003	$	(10,000)
			Accrued interest payable ?
			  Repaid in 2003	$	(225)
			Note payable (6% interest)	$	(111,000)
			Accrued interest payable	$	(1,128)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The following fees were invoiced by the auditing firm for the years ended June 30,

                                               2 0 0 4        2 0 0 3

	Audit fees	$	20,000	$	19,500
	Tax fees			3,500		5,000
	Other fees		-		-

			$	23,500	$	24,500

The above services were not recognized at the time of engagement to be non-audit services, and such services are approved by the Company?s general partner prior to the completion of the audit.
































III-3







PART IV

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
	FORM 8-K



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2004 and 2003		II-8

		Statements of Operations for the years ended
			June 30, 2004, 2003, and 2002					II-9

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2004,
		2003 and 2002			II-10

		Statements of Cash Flows for the years ended
		June 30, 2004, 2003 and 2002		II-11/12

		Notes to Financial Statements for the years
		ended June 30, 2004, 2003 and 2002			II-13/17




All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes. The registrant has not filed a Form 8-K during the fourth quarter of the fiscal year.






















IV-1







	(b) (1)	REPORTS ON FORM 8-K
			PAGE NO. OR INCORPORATION
	(c)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
		due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986






IV-2







	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)   Exhibits indicating computa-	IV-4
	tion of earnings per unit for
	the years ended June 30, 2004
	2003 and 2002

(22)	Subsidiaries of the Registrant:

   (d)	NONE

	Signature Page    	IV-5


IV-3





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2004, 2003 AND 2002


	2 0 0 4        2 0 0 3        2 0 0 2
Computation of pri-
 mary earnings per
 unit:
    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net Income (Loss)
 Before Extraordinary
 Items	$	(69,206)	$	(56,121)	$	(85,154)

Computation of Fully
 diluted income (Loss)
 per unit Before Extra-
 ordinary Items	$      (0.02)	$       (0.02)	$      (0.03)

Net Income (Loss)
 After Extraordinary
  Items	$	(69,206)	$	(56,121)	$	(85,154)


Computation of Fully
 diluted income (Loss)
 per unit after Extra-
 ordinary Items	$      (0.02)	$       (0.02) 	$      (0.03)

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


Date:  September 1, 2004








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         ALL-STATE PROPERTIES L.P.


                  By:	   ____________________
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 1, 2004

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


Date:  September 1, 2004



_____________________
Stanley Rosenthal
General Partner

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of All-State Properties L.P. for the year ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of All-State Properties L.P.


Dated:  September 1, 2004	By:	Stanley R. Rosenthal




	Name:	Stanley R. Rosenthal
	Title:	General Partner