Form 10-Q
period 2004-09-30
ALL STATE PROPERTIES LP
filed 2004-11-12
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2004 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2004

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
THREE MONTHS ENDED SEPTEMBER 30, 2004


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1 	Financial Statements	2 - 8

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	9

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	9

ITEM 4	Controls and Procedures.	9

	Supplemental Information and Exhibits	10 - 12

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	13

ITEM 2 	Unregistered Sales of Equity Securities and
	 Use of Proceeds	13

ITEM 3	Defaults Upon Senior Securities	13

ITEM 4	Submission of Matters to Vote of
	 Security Holders	13

ITEM 5	Other Information	13

ITEM 6 	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Certifications	15 - 16






ITEM 1 	FINANCIAL STATEMENTS












ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2004










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
THREE MONTHS ENDED SEPTEMBER 30, 2004


I N D E X
		PAGE

	Report of Independent Registered Public
	 Accounting Firm	3

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	4

	Condensed Statements of Operations	5

	Condensed Statements of Cash Flows	6

	Notes to Condensed Financial Statements	7 - 8

	SUPPLEMENTAL INFORMATION:

	Condensed Financial Information for
	 Real Estate Partnership:

	   Condensed Balance Sheet	10

	   Condensed Profit and Loss Information	11

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		12









Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of September 30, 2004 and the related condensed statements of operation and cash flows for the three-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the partnership?s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet as of June 30, 2004, and the related statements of operation, partners? capital and cash flows for the year then ended (not presented herein); and in our report dated September 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the













Page 3 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONTINUED)



accompanying condensed balance sheet as of June 30, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


Freeman, Buczyner & Gero
November 5, 2004
























Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004
(UNAUDITED)


	SEPTEMBER		  JUNE
	   30TH		  30TH
Assets	 2 0 0 4      2 0 0 4

Cash	$	10,411	$	23,086

Investment in real estate in
  partnerships ? related parties		275,020		278,939

Total Assets	$	285,431	$	302,025

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	7,930	$	1,500
   Partnership distributions payable		802		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		113,770		112,128

	$	190,709	$	191,987

Partners' Capital 	$	289,502	$	304,818

Notes receivable - officers/partners		(194,780)		(194,780)

		$	94,722	$	110,038

Total Liabilities and Partners'
 Capital 	$	285,431	$	302,025


















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)





		   2 0 0 4 		   2 0 0 3
REVENUES:

	Profit (loss) from real estate
	 Partnerships ? related parties	$	(3,919)	$	(1,409)

	Other		-		1,399

		$	(3,919)	$	(10)

COST AND EXPENSES:

	Selling, general and
	 administrative	$	9,755	$	11,249

	Interest expense		1,642		150

		$	11,397	$	11,399

Net Income (Loss)	$	(15,316)	$	(11,409)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	       0.00 	       0.00
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE





















See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)



		  2 0 0 4		   2 0 0 3
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(3,325)	$	(10,749)
	Partnership distribution payable		(9,350)		-

	   Net Cash Consumed by
	    Operating Activities	$	(12,675)	$	(10,749)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable -
	   Related party	$	-	$	6,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(12,675)	$	(4,749)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		23,086		7,566

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD	$	10,411	$	2,817

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net (Loss) Income	$	(15,316)	$	(11,409)




















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 4		   2 0 0 3
	(Income) Loss of real estate part-
	 nerships	$	3,919	$	1,409
	  Interest expense		1,642		-

	Changes in Assets and Liabilities:
	  (Increase) in accrued interest
	   receivable		-		(1,399)
	  Increase (decrease) in accounts
	   payable		6,430		650
	  Decrease in partnership distri-
	   bution payable		(9,350)		-

	      Total adjustments	$	2,641	$	660

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(12,675)	$	(10,749)


























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



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

These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company as of and for the fiscal year ended June 30, 2004 included in the Company?s Annual Report on Form 10-K for such year as filed with the Securities and Exchange Commission (the ?Commission?).

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















Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



3.	TUNICOM LLC ? OPERATIONS

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

The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchaser to sell the property for a price of $1,800,000. Tunicom signed an agreement of sale on October 2, 2004 and received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.


























Page 9 (1 of 2)




ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended September 30, 2004.

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













Page 9 (2 of 2)





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

	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchaser to sell the property for a price of $1,800,000. Tunicom signed an agreement of sale on October 2, 2004 and received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.

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











Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004
(UNAUDITED)

		 SEPTEMBER		      JUNE
		 30, 2004		  30, 2004
ASSETS:
Land and development costs	$	802,439	$	801,597
Cash		26,992		1,662
Funds held in escrow		9,996		-
Notes receivable and accrued
 interest ? related party		125,186		123,380
Prepaid expenses		30,025		33,244

	Total	$	994,638	$	959,883

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	52,259	$	39,301
Bank line of credit		181,224		148,576

Partners' capital		761,155		772,006

	Total	$	994,638	$	959,883
























See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)

		  2 0 0 4   	  2 0 0 3
REVENUES:
Interest and other	$	1,806	$	158

	Total income	$	1,806	$	158

EXPENSES:
General and administrative	$	6,760	$	4,060
Taxes and insurance		3,250		-
Interest		2,647

	Total expenses	$	12,657	$	4,060

NET INCOME (LOSS)	$	(10,851)	$	(3,902)






























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003






		   2 0 0 4      2 0 0 3


Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(15,316)	$	(11,409)

Net (Loss) Income Per Partnership
 Unit	$       0.00  $      0.00




































See accompanying notes and accountant?s review report.




Page 13
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION


ITEM 1 ? Legal Proceedings

	None.

ITEM 2 ? 	Unregistered Sales of Equity Securities and Use of
	Proceeds

	There were no unregistered sales of equity securities during the quarter covered by this report.

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


Dated: November 5, 2004










Page 15 (1 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS


I, Stanley Rosenthal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of All-
State Properties L.P.;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. 	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this report;

4. 	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15e and 15d-15e) for the registrant and we have:

a)	designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and











Page 15 (2 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS
(CONTINUED)


5. 	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal control over financial reporting.


Date:  November 5, 2004



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the three months ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 5, 2004



_____________________
Stanley Rosenthal

General Partner