Form 10-Q
period 2004-12-31
ALL STATE PROPERTIES LP
filed 2005-01-27
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2004 COMMISSION FILE NUMBER 0-12895

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


         Class                 Outstanding at December 31, 2004

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
SIX MONTHS ENDED DECEMBER 31, 2004


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2004










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
SIX MONTHS ENDED DECEMBER 31, 2004


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











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of December 31, 2004 and the related condensed statements of operation for the three-month and six-month periods ended December 31, 2004 and 2003 and cash flows for the six?month periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the partnership?s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

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












Page 3 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(CONTINUED)



In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


Freeman, Buczyner & Gero
January 17, 2005
























Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004



	 DECEMBER		  JUNE
	   31ST		  30TH
	 2 0 0 4      2 0 0 4
	(UNAUDITED)
Assets

Cash	$	933	$	23,086

Investment in real estate
  partnership ? related parties		270,575		278,939

Total Assets	$	271,508	$	302,025

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	12,579	$	1,500
   Partnership distributions payable		802		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		115,449		112,128

	$	197,037	$	191,987

Partners' Capital 	$	269,251	$	304,818

Notes receivable - officers/partners		(194,780)		(194,780)

		$	74,471	$	110,038

Total Liabilities and Partners'
 Capital 	$	271,508	$	302,025
















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)





	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 4	2 0 0 3	2 0 0 4	2 0 0 3
REVENUES:

	Profit (loss) from
	 real estate part-
	 nership - related
	 parties	$	(4,445)	$	(12,539)	$	(8,364)	$	(13,948)

	Other income		-		1,394		-		2,793

	$	(4,445)	$	(11,145)	$	(8,364)	$	(11,155)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	14,127	$	12,641	$	23,882	$	23,890

	Interest		1,679		529		3,321		679

	$	15,806	$	13,170	$	27,203	$	24,569

NET INCOME (LOSS)	$	(20,251)	$	(24,315)	$	(35,567)	$	(35,724)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.00)	(0.00)	(0.01)	(0.01)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE











See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)



		  2 0 0 4		   2 0 0 3
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(12,803)	$	(21,355)
	Interest expenses - paid		-		(679)
	Partnership distributions payable		(9,350)		-

	   Net Cash Consumed by
	    Operating Activities	$	(22,153)	$	(22,034)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	-	$	(34,000)
	Bank ? line of credit		-		50,000
	   Net Cash Provided by Financing
	    Activities	$	-	$	16,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(22,153)	$	(6,034)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		23,086		7,566

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	933	$	1,532

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net Loss	$	(35,567)	$	(35,724)

















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 4		   2 0 0 3
	(Income) Loss of real estate part-
	 nerships	$	8,364	$	13,948

	Changes in Assets and Liabilities:

	  Decrease (increase) in accrued
	   interest receivable		3,321		(2,793)
	  Increase in accounts payable		11,079		2,535
	  Decrease in partnership
	   distributions payable		(9,350)		-

	      Total adjustments	$	13,414	$	13,690

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(22,153)	$	(22,034)



























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)




1.	ORGANIZATION AND OPERATIONS

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

2.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements contained in the Company?s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Operating results for the quarter and the six months ended
December 31, 2004 are not necessarily indicative of the results expected for the full year.

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and







Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)



2.		BASIS OF PRESENTATION (CONTINUED)

earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

3.	TUNICOM LLC ? OPERATIONS
	Tunicom L.L.C. has approximately five acres for sale as a
site for an assisted living facility. This represents
Tunicom?s sole remaining asset. Tunicom had entered into an
agreement of purchase and sale to sell the property for a
price of $1,700,000. Closing the transaction at that price,
however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to
buyer. Partners of Tunicom (with All-State Properties L.P.
and its general partner abstaining) representing a majority
interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to
All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and
sale and for assisting the buyer in securing the required
financing. The general partner of All-State Properties L.P.
is the president of the manager of Tunicom.
	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchaser to sell the property for a price of $1,800,000. Tunicom
signed an agreement of sale on October 2, 2004 and received a deposit of $10,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.
4.	NOTES RECEIVABLE ? PARTNERS

The notes receivable ? partners bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The Company has a lien on and a security interest in the units. All cash distributions are







Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)




4.	NOTES RECEIVABLE ? PARTNERS (CONTINUED)
	to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and because they are payable solely from the distributions, are reflected as a reduction of the equity of the Company.
	Based on the potential sale of Tunicom?s land, the Company estimates that after projected expenses approximately
$11,700 will be distributed to these unit owners. The balance of the notes will be written off after the actual distribution is applied. Accrued interest through June 30, 2003 amounted to $54,923 at which time accrual of interest stop based on the estimated amount to be realized.



































Page 9 (1 of 2)




ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Registrant?s source of working capital consists of cash received from Tunicom. No cash was available for distribution during the three months ended December 31, 2004.

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

	An evaluation was performed under the supervision and with the participation of our management, including the general partner, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the general partner concluded that these disclosure controls and procedures were effective. There as has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



















Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2004 AND JUNE 30, 2004


		 DECEMBER		      JUNE
		 31, 2004		  30, 2004
		(UNAUDITED)
ASSETS:
Land and development costs	$	807,128	$	801,597
Cash		2,192		1,662
Funds in escrow		10,000		-
Notes receivable and accrued interest
 -related party		127,033		123,380
Prepaid expenses		30,025		33,244

	Total	$	976,378	$	959,883

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	44,541	$	39,301
Bank line of credit		182,987		148,576
Partners' capital		748,850		772,006

	Total	$	976,378	$	959,883
























See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2004 AND 2003
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 4	2 0 0 3	2 0 0 4	2 0 0 3
REVENUES:
Interest and other	$	1,847	$	47	$	3,653	$		205

Total income	$	1,847	$	47	$	3,653	$	205

EXPENSES:
General and
 administrative	$	4,135	$	34,759	$	10,895	$	38,819
Taxes and insurance		7,237		-		10,487		-
Interest		2,780		-		5,427		-

Total expenses	$	14,152	$	34,759	$	26,809	$	38,819

NET PROFIT (LOSS)	$	(12,305)	$	(34,712)	$	(23,156)	$	(38,614)

























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003






		   2 0 0 4      2 0 0 3

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(35,567)	$	(35,724)

Net (Loss) Income Per Partnership
 Unit	$      (0.01) $     (0.01)





































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


Dated: January 19, 2005















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

4. 	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a)	designed such disclosure controls and procedures or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s second fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and











Page 15 (2 of 2)
ALL-STATE PROPERTIES L.P.


CERTIFICATIONS
(CONTINUED)


5. 	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

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



Date:  January 19, 2005



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the three months ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  January 19, 2005



_____________________
Stanley Rosenthal

General Partner