Form 10-Q
period 2005-03-31
ALL STATE PROPERTIES LP
filed 2005-05-09
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2005 COMMISSION FILE NUMBER 0-12895

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


         Class                 Outstanding at March 31, 2005

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
NINE MONTHS ENDED MARCH 31, 2005


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 2005










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NINE MONTHS ENDED MARCH 31, 2005


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











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of March 31, 2005 and the related condensed statements of operation for the three-month and nine-month periods ended March 31, 2005 and 2004 and cash flows for the nine?month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the partnership?s management.

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


Freeman, Buczyner & Gero
May 4, 2005
























Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2005 AND JUNE 30, 2004



	  MARCH		  JUNE
	   31ST		  30TH
	 2 0 0 5      2 0 0 4
	(UNAUDITED)
Assets

Cash	$	14,733	$	23,086

Investment in real estate
  partnership ? related parties		266,389		278,939

Total Assets	$	281,122	$	302,025

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	9,626	$	1,500
   Partnership distributions payable		802		10,152
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		150,504		112,128

	$	229,139	$	191,987

Partners' Capital 	$	246,763	$	304,818

Notes receivable - officers/partners		(194,780)		(194,780)

		$	51,983	$	110,038

Total Liabilities and Partners'
 Capital 	$	281,122	$	302,025
















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)





	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
REVENUES:

	Profit (loss) from
	 real estate part-
	 nership - related
	 parties	$	(4,186)	$	(4,389)	$	(12,550)	$	(18,337)

	Other income		-		1,403		-		4,196

	$	(4,186)	$	(2,986)	$	(12,550)	$	(14,141)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	16,247	$	12,553	$	40,129	$	36,443

	Interest		2,055		958		5,376		1,637

	$	18,302	$	13,511	$	45,505	$	38,080

NET INCOME (LOSS)	$	(22,488)	$	(16,497)	$	(58,055)	$	(52,221)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.01)	(0.01)	(0.02)	(0.02)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE











See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)



		  2 0 0 5		   2 0 0 4
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(32,003)	$	(37,458)
	Interest expenses - paid		-		(1,637)
	Partnership distributions payable		(9,350)		-

	   Net Cash Consumed by
	    Operating Activities	$	(41,353)	$	(39,095)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	33,000	$	(34,000)
	Bank ? line of credit		-		70,000
	   Net Cash Provided by Financing
	    Activities	$	33,000	$	36,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(8,353)	$	(3,095)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		23,086		7,566

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	14,733	$	4,471

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net Loss	$	(58,055)	$	(52,221)

















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 5		   2 0 0 4
	(Income) Loss of real estate part-
	 nerships	$	12,550	$	18,337

	Changes in Assets and Liabilities:

	  Decrease (increase) in accrued
	   interest receivable		5,376		(4,196)
	  Increase in accounts payable		8,126		(1,015)
	  Decrease in partnership
	   distributions payable		(9,350)		-

	      Total adjustments	$	16,702	$	13,126

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(41,353)	$	(39,095)



























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
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

Operating results for the quarter and the nine months ended
March 31, 2005 are not necessarily indicative of the results expected for the full year.

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and







Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
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
	Tunicom L.L.C. has approximately five acres for sale as a
site for an assisted living facility. This represents
Tunicom?s sole remaining asset. Tunicom had entered into an
agreement of purchase and sale to sell the property for a
price of $1,700,000. Closing the transaction at that price,
however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to
buyer. Partners of Tunicom (with All-State Properties L.P.
and its general partner abstaining) representing a majority
interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to
All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and
sale and for assisting the buyer in securing the required
financing. The general partner of All-State Properties L.P.
is the president of the manager of Tunicom.
	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchaser to sell the property for a price of $1,800,000. Tunicom
signed an agreement of sale on October 2, 2004 and received
deposits of $50,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.
4.	NOTES RECEIVABLE ? PARTNERS

The notes receivable ? partners bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions on units that were issued in connection with the notes. The Company has a lien on and a security interest in the units. All cash distributions are






Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004
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

	The contract did not close during the year. However, Tunicom is currently in negotiations with new prospective purchaser to sell the property for a price of $1,800,000. Tunicom signed an agreement of sale on October 2, 2004 and received deposits of $50,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable.

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



















Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2005 AND JUNE 30, 2004


		  MARCH		    JUNE
		 31, 2005		  30, 2004
		(UNAUDITED)
ASSETS:
Land and development costs	$	813,107	$	801,597
Cash		13,421		1,662
Funds in escrow		50,000		-
Notes receivable and accrued interest
 -related parties		162,252		123,380
Prepaid expenses		30,025		33,244

	Total	$	1,068,805	$	959,883

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	89,304	$	39,301
Bank line of credit		242,237		148,576
Partners' capital		737,264		772,006

	Total	$	1,068,805	$	959,883
























See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2005 AND 2004
(UNAUDITED)


	   THREE MONTHS ENDED	    NINE MONTHS ENDED
	    MARCH 31,	   MARCH 31,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
REVENUES:
Interest and other	$	2,219	$	25	$	5,872	$		230

Total income	$	2,219	$	25	$	5,872	$	230

EXPENSES:
General and
 administrative	$	5,620	$	12,176	$	16,515	$	50,995
Taxes and insurance		3,934		-		14,421		-
Interest		4,251		-		9,678		-

Total expenses	$	13,805	$	12,176	$	40,614	$	50,995

NET PROFIT (LOSS)	$	(11,586)	$	(12,151)	$	(34,742)	$	(50,765)

























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2005 AND 2004






		   2 0 0 5      2 0 0 4

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(58,055)	$	(50,765)

Net (Loss) Income Per Partnership
 Unit	$      (0.02) $     (0.02)





































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


Dated: May 4, 2005















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



Date:  May 4, 2005



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the nine months ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 4, 2005



_____________________
Stanley Rosenthal

General Partner