Form 10-K
period 2005-06-30
ALL STATE PROPERTIES LP
filed 2005-09-28
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2005                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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












ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2005

I N D E X


PART 1
PAGE

ITEM 1.	Business	I-3

ITEM 2.	Properties	I-4

ITEM 3.	Legal Proceedings	I-4

ITEM 4.	Submission of Matters to a Vote of Security
	 Holders	I-4

PART II

ITEM 5.	Market for Registrant?s Common Equity, Related
	 Stockholder Matters and Issuer Purchases of
	 Equity Securities	II-1

ITEM 6.	Selected Financial Data	II-2/3

ITEM 7.	Management?s Discussion and Analysis of
	 Financial Condition and Results of
	 Operations	II-4

ITEM 7A	Quantitative and Qualitative Disclosure
	 About Market Risk	II-5

ITEM 8.	Financial Statements and Supplementary Data	II-6/29

ITEM 9. 	Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure	III-1

ITEM 9A	Controls and Procedures	III-1

ITEM 9B	Other Information	III-1

PART III

Item 10.	Directors and Executive Officers of the
	 Registrant	III-1

ITEM 11.	Executive Compensation	III-2

ITEM 12.	Security Ownership of Certain Beneficial
	 Owners and Management and Related Stockholder
	 Matters	III-2

ITEM 13.	Certain Relationships and Related Transactions	III-2

ITEM 14.	Principal Accountant Fees and Services	III-3



I-2 (1 of 2)





ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2005

I N D E X



PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	IV-1/4

	Signatures	IV-5

	Certifications	IV-6/8













































I-2 (2 of 2)





PART I


ITEM 1.	BUSINESS

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



I-3







	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)


accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the manager of Tunicom. The contract did not close. However, Tunicom subsequently entered into a contract with a new prospective purchaser to sell the property for a price of $1,800,000. Tunicom signed a Letter of Intent on June 21, 2004 and received refundable deposits totaling $50,000 from the prospective purchaser. The same fee at closing mentioned above will be applicable. The closing on the sale of the property is expected to occur in March 2006.

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

		(viii)	Registrant employs no employees.

	(c)	Tunicom had no foreign operations or export sales.

ITEM 2.	PROPERTIES

		None.

ITEM 3.	LEGAL PROCEEDINGS

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.










I-4





PART II

ITEM 5.   	MARKET FOR THE REGISTRANT?S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

	(a)	In June 1988, Registrant advised its unit holders
that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

	There were no trades made through the Registrant?s matching service for the years ended June 30, 1993 through June 30, 2005. The Company has no knowledge of other transactions. Therefore, no bid and asked prices could be ascertained.

	(b)	As of June 30 2005, there were 1,328 holders of
record of 3,117,424 limited partnership interests.

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




























II-1





ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP) (NOTE 1A)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 5		 2 0 0 4		 2 0 0 3		 2 0 0 2		 2 0 0 1
REVENUE:
 Equity in net earnings
  (Loss) of real estate
  partnerships	$	(17,667)	$	(20,643)	$	(10,082)	$	(13,438)	$	6,872,555
 Other income		-		-		5,594		7,624		59,564

    Total	$	(17,667)	$	(20,643)	$	(4,488)	$	(5,814)	$	6,932,119
Income (Loss) before
 Extraordinary Items	$	(72,285)	$	(69,206)	$	(56,121)	$	(85,154)	$	6,843,331

Net Income (Loss)	$	(72,285)	$	(69,206)	$	(56,121)	$	(85,154)	$	6,843,331
Per Share/Unit -
 fully diluted:
  Net income (Loss) be-
   fore Extraordinary Items	$     (0.02)	$     (0.02)	$     (0.02)		$     (0.03)	$      2.19

Net Income (Loss)	$     (0.02)	$     (0.02)	$     (0.02)		$     (0.03)	$      2.19

SELECTED BALANCE SHEET DATA
 Total Assets	$	270,031	$	302,025	$	307,148	$	345,222	$	658,146

Notes, mortgages and con-
 struction loans	$	152,696	$	112,128	$	34,000	$	-	$	-

    Total	$	152,696	$	112,128	$	34,000	$	-	$	-

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$	NONE	$	NONE	$     0.40





See notes to financial statements.
II-2





CITY PLANNED COMMUNITIES, (A PARTNERSHIP) (LIQUIDATED JULY 1, 2001) AND TUNICOM PARTNERSHIP LTD.
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30



SELECTED INCOME STATEMENT DATA
	 2 0 0 5		2 0 0 4		2 0 0 3		2 0 0 2		2 0 0 1

Sales and rental
 of real estate	$	-	$	-	$	-	$	-	$	21,705,571
Lease Income		-		-		-		-		-
Interest and other
 income		8,230		1,510		778		1,356		2,226,737

Total Revenues	$	8,230	$	1,510	$	778	$	1,356	$	23,932,308

Net Income(Loss)
 Before Extra-
 ordinary Items	$	(47,827)	$	(57,152)	$	(28,161)	$	(39,927)	$	22,636,326

Net Income(Loss)	$	(47,827)	$	(57,152)	$	(28,161)	$	(39,927)	$	22,636,326

SELECTED BALANCE
 SHEET DATA

Total Assets	$	1,060,073	$	959,883	$	855,276	$	866,154	$	763,142

Partners' Cash
 Distributions	$	-	$	-	$	-	$	-	$	16,417,256


NOTE: Information shown is from the combined financial statements of City Planned Communities
(liquidated July 1, 2001) and Tunicom LLC.




See notes to combined financial statement.
II-3







ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
	ALL-STATE PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

The net loss for the year ended June 30, 2005 as compared to the year ended June 30, 2004 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

The net loss for the year ended June 30, 2004 as compared to the year ended June 30, 2003 represents the results of operations due to the administration of the Company and income from its investment in the real estate partnership, Tunicom LLC.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended June 30, 2005 and June 30, 2004, cash used by operations was $47,327 and $61,480, respectively, primarily for the payment of general and administrative expenses. Since the company has no operating revenues, funds were advanced from a related party who advanced $33,000 and $77,000 in the years ended June 30, 2005 and 2004, respectively. The Company will continue to obtain funds from the related party to pay for future operating expenses. Through its investment in the real estate partnership, Tunicom LLC, the company expects to receive cash of approximately $500,000 in connection with Tunicom LLC?s sale of land which is anticipated to occur in March 2006. The related party advances will be repaid from the proceeds of the sale.

ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

The net loss for the year ended June 30, 2005 as compared to the year ended June 30, 2004 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30. 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended June 30, 2005 and June 30, 2004, cash used by operations was $51,097 and $54,283, respectively, primarily for the payment of administrative expenses and interest. The Company received financing from a lender in the amounts of $97,362 and $148,101 during the years ended June 30, 2005 and June 30, 2004. The Company advanced funds to a related party, All State Properties L.P. in the amounts of $33,000 and $77,000 in the years ended June 30, 2005 and 2004, respectively, and will continue to do advance funds to the related party as needed. Tunicom LLC is currently in the process of selling land for a purchase price of $1,800,000, and the Company anticipates receiving net closing proceeds of approximately $1,300,000. The sale is expected to occur in March 2006.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
AUDITED



I N D E X

	PAGE


Report of Independent Registered Public Accounting Firm	II-7

FINANCIAL STATEMENTS:

   Balance Sheets					II-8

   Statements of Operations						II-9

   Statements of Partners? Capital (Deficit)				II-10

   Statements of Cash Flows					II-11/12

   Notes to Financial Statements					II-13/17

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2005, and 2004 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2005 and 2004 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2005 in conformity with United States generally accepted accounting principles.


September 1, 2005

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
JUNE 30, 2005 AND 2004
(AUDITED)
A S S E T S

			JUNE 30
        	  2 0 0 5      2 0 0 4

Cash			$	8,759	$	23,086

Investment in real estate
 partnership ? related parties		261,272	278,939

Total Assets 			$	270,031	$	302,025

LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Partnership distributions
   payable			$	-	$	10,152
  Deferred revenue ? related
   party					68,207		68,207
  Accounts payable and
   other liabilities					11,375		1,500
  Notes payable ? related
   parties including accrued
   interest of $8,696 and $1,128, respectively			152,696		112,128

				232,278		191,987


COMMITMENTS AND CONTINGENCIES

PARTNERS? CAPITAL:
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding) 				232,533		304,818
  Notes receivable-officers/
   partners including accrued
   interest of $54,923 in 2005 and 2004		(194,780)	(194,780)

				37,753		110,038
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	270,031	$	302,025










See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



                               2 0 0 5          2 0 0 4        2 0 0 3
REVENUES:

  Equity in loss of real
   estate partnership -
   related parties	$	(17,667)	$	(20,643)	$	(10,082)
  Interest income		-		-		5,594
		(17,667)		(20,643)		(4,488)
COST AND EXPENSES:


  General and
   administrative
   expenses		47,050		44,645		51,408
  Interest		7,568		3,918		225

      Total		54,618		48,563		51,633

NET INCOME (LOSS)	$	(72,285)	$	(69,206)	$	(56,121)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT	$    (0.02)		$      (0.02)	$      (0.02)


CASH DISTRIBUTIONS PER
 UNIT	$     NONE		$       NONE	$      NONE






















See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF PARTNERS? CAPITAL
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

								     NOTES
							   RECEIVABLE	     TOTAL
		      NUMBER       GENERAL		LIMITED 		    OFFICERS/ 	  PARTNERS?
	     OF UNITS      PARTNER      PARTNERS		PARTNERS	    CAPITAL


BALANCE - June 30, 2002		3,118,065	$	2	$	430,143	$	(189,237)	$	240,908

Net (loss)		-		-		(56,121)		-		(56,121)
Net increase in notes receivable-
 partners		-		-		-		(5,543)		(5,543)

BALANCE ? June 30, 2003		3,118,065	$	2	$	374,022	$	(194,780)	$	179,244

Net Partners (Loss) Distributions		-		-		(69,206)		-		(69,206)

BALANCE - June 30, 2004		3,118,065	$	2	$	304,816	$	(194,780)	$	110,038

Net Partners (Loss) Distributions	-		-		(72,285)		-		(72,285)

BALANCE - June 30, 2005		3,118,065	$	2	$	232,531	$	(194,780)	$	37,753











See accompanying summary of accounting policies and notes to financial statements.
II-10






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

                                                  YEARS ENDED JUNE 30,
                                         2 0 0 5         2 0 0 4         2 0 0 3
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS


Cash Flows from Operating
 Activities:

	Cash paid for general and
	 administrative expenses	$	(37,175)	$	(58,690)	$	(49,650)
	Interest paid		-		(2,790)		-
  Payment for shares escheated		(10,152)		-		(11,132)

	  Net Cash (Used)
     Provided by Operating
	   Activities		(47,327)		(61,480)		(60,782)

Cash Flows from Financing
 Activities:

	Proceeds (payments) on
	 note-related party - net		33,000		77,000		34,000

	  Net Cash Provided
	   (Used) by Financing
	   Activities		33,000		77,000		34,000

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS			(14,327)		15,520		(26,782)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		23,086		7,566		34,348

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	8,759	$	23,086	$	7,566















See accompanying summary of accounting policies and notes to financial statements.

II-11





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

                                    YEARS ENDED JUNE 30,
	2 0 0 5		  2 0 0 4		  2 0 0 3

Reconciliation of net income(Loss)
 to net cash (used) provided
 by operating activities:

   Net Income (Loss)	$	(72,285)	$	(69,206)	$	(56,121)

Adjustments to reconcile net
 (Loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate partnership ?
   related parties		17,667		20,643		10,082

Changes in assets and liabilities:

  Decrease in other assets		-		-		1,210
  Increase in accrued interest ?
   related party notes (net)		7,568		1,128		-
  (Increase) decrease in
   notes receivable-partners		-		-		(5,543)
  (Decrease) increase in accounts
   payable and other liabilities		9,875		(14,045)		722
  (Decrease) in partnership
    distributions payable		(10,152)		-		(11,132)

   Total Adjustments		24,958		7,726		(4,661)

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(47,327)	$	(61,480)	$	(60,782)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Undistributed earnings in
  partnerships ? related
  parties 	$	17,667	$	20,643	$	10,082
Income (loss) from real
  estate partnership
  related parties	$	(17,667)	$	(20,643)	$	(10,082)







See accompanying summary of accounting policies and notes to financial statements.


II-12





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

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



II-13





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

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

	H.	Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2005.

I.	Income Taxes

The Company is a limited liability company taxed as a partnership in which all elements of income and deductions are included in the tax returns of the members of the Company.
Therefore, no income tax provision is recorded by the Company.














II-14 (1 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Use of Estimates

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

K.	Recent Accounting Pronouncements

In December 2003, FASB issued FIN 46(R) which deferred the effective date of the FASB Interpretation 46, Consolidation of Variable Interest Entities ? an interpretation of ARB 51, for entities with interest in a variable interest entity created before February 2003. FIN 46(R) addresses consolidation by business enterprises of variable interest entities for which the controlling financial interest is achieved through arrangement other than voting interests. Management has evaluated its investment in the real estate partnership and the impact of the adoption of FIN 46(R) on the Company?s financial statements and has determined that the investment does not fulfill the requirement of consolidation based on the adoption of FIN46(R).

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company?s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company?s financial statements.





II?14 (2 of 3)






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company does not believe the adoption of SFAS 123(R), effective beginning September 1, 2005, will have a material impact on the Company?s financial statements.

In March 2005, the FASB issued Financial Interpretation 47, ?Accounting for Conditional Asset Retirement Obligations ? an interpretation of FASB Statement 143.? This Interpretation clarifies use of the term conditional asset retirement obligation in SFAS 143, ?Accounting for Asset Retirement Obligation.? Under SFAS 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on the Company?s financial statements.

In May 2005, the FASB issued SFAS 154, ?Accounting Changes and Error Corrections ? a replacement of APB Opinion No. 20, ?Accounting Changes?, and FASB Statement 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods? financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore this Statement did not impact the Company?s financial position or results of operations, but may in future periods.





Page 14 (3 of 3)





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



NOTE 2 ? EQUITY (DEFICIENCY) IN PARTNERSHIP

The Company has a 36.12% interest in Tunicom LLC and the following information summarizes the activity of the partnership for the years ended June 30, 2005, 2004 and 2003:
	2 0 0 5	2 0 0 4	2 0 0 3

Total assets	$	1,060,073	$	959,883	$	855,276

Total liabilities		336,980		187,877		26,118

Net assets	$	723,093	$	772,006		829,158

Revenues	$	8,230	$	1,150		788

Net Income (loss)	$	(47,827)	$	(57,152)		(28,161)

Company?s share of net income	$	(17,667)	$	(20,643)		(10,082)

Equity in net assets	$	261,272	$	278,939		299,582

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

	Based on the potential sale of Tunicom?s land, the Company estimates that after projected expenses approximately $14,800 will be distributed to these unit owners. The balance of the notes will be written off after the actual distribution is applied. Accrued interest through June 30, 2003 amounted to $54,923 at which time accrual of interest stopped based on the estimated amount to be realized.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)


NOTE 4 - INCOME TAXES

	The partnership is not subject to income taxes. Instead, the partners are required to include in their income tax return their share of the Company?s income or loss as adjusted to reflect the effects of certain transactions which are accorded different accounting treatment for federal income tax purposes. The partnership?s approximate income (losses) for tax reporting purposes for the years ended June 30, 2005, 2004 and 2003 was $(72,000), $(72,000) and $(73,000), respectively, which approximates income (losses) of ($0.02), ($0.02), and ($0.02) per unit, respectively, based on 3,118,065 outstanding partnership units.

NOTE 5 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		   2 0 0 5	      2 0 0 4

		Fees	$	10,175	$	1,500
		Other		1,200		-


		$	11,375	$	1,500

NOTE 6 -	PARTNERS? CAPITAL (DEFICIT)

	The limited partnership, from inception through June 30, 2005, has declared accumulated distributions of $1.25 per each partnership unit outstanding.

	The Company did not declare any distributions to its unit owners during the years ended June 30, 2005, 2004 and 2003.

NOTE 7 ? NOTES PAYABLE

			   2 0 0 5	      2 0 0 4
	Related Parties:

	Note payable Tunicom LLC
	  Unsecured 6% per annum demand note
	  unpaid interest of $8,696 and $1,128
	  included in notes, respectively.	$	152,696	$	112,128

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

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

	The contract did not close during the prior year. However, Tunicom subsequently entered into a contract with new prospective purchasers to sell the property for a price of $1,800,000. Tunicom signed a Letter of Intent on June 21, 2004 and has received refundable deposits of $50,000 from the prospective purchasers. The same fee at closing mentioned above will be applicable. The closing on the sale of the property is expected to occur in March 2006.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



C O N T E N T S

	PAGE

Report of Independent Registered Public Accounting Firm	II-19

Financial Statements:

   Balance Sheets					II-20

   Statements of Operations		II-21

   Statements of Partners? Capital (Deficit)			II-22

   Statements of Cash Flows	II-23/24

   Notes to Financial Statements	II-25/29

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying balance sheets of Tunicom LLC (F.K.A. Unicom Partnernship, Ltd.) as of June 30, 2005, and 2004 and the related statements of operations, partners? capital and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunicom LLC (F.K.A. Unicom Partnership, Ltd.) as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with United States generally accepted accounting principles.



September 1, 2005, except for Note 4,
as to which the date is September 28, 2005

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
JUNE 30, 2005 AND 2004
(AUDITED)

A S S E T S

			JUNE 30
        	2 0 0 5         2 0 0 4

Land and development costs			$	813,809	$	801,597

Cash			2,715		1,662

Funds held in escrow		50,000		-

Note receivable and accrued interest ?
 related parties			164,610		123,380

Prepaid expenses		30,025		33,244

Total Assets 			$	1,061,159	$	959,883


LIABILITIES AND PARTNERS? CAPITAL

LIABILITIES:

  Accounts payable and accrued
   expenses		$	39,832	$	39,301
  Note payable ? line of credit including
   accrued interest of $1,685 and $475,
   respectively			247,148		148,576

  Deposit on sale of land			50,000		-

COMMITMENTS AND CONTINGENCIES

PARTNERS? CAPITAL					724,179		772,006

TOTAL LIABILITIES AND PARTNERS?
 CAPITAL 			$	1,061,159	$	959,883















See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



	 2 0 0 5       2 0 0 4	        2 0 0 3
REVENUES:

  Interest and other
   income	$	8,230	$	1,510	$	778


		8,230		1,510		778

EXPENSES:


  General and
   administrative		23,127		52,347		28,939

  Taxes and insurance		18,341		958		-

		41,468		53,305		28,939

NET INCOME (LOSS) BEFORE
 OTHER EXPENSES:		(33,238)		(51,795)		(28,161)

OTHER EXPENSES:

  Interest		14,589		5,357		-

NET INCOME (LOSS)	$	(47,827)	$	(57,152)	$	(28,161)























See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF PARTNERS? CAPITAL
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



                                2 0 0 5       2 0 0 4       2 0 0 3

PARTNERS? CAPITAL
  - Beginning	$	772,006	$	829,158	$	857,319

  Net loss		(47,827)		(57,152)		(28,161)

PARTNERS? CAPITAL
  - Ending	$	724,179	$	772,006	$	829,158





































See accompanying summary of accounting policies and notes to financial statements.

II?22





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)


                                         2 0 0 5       2 0 0 4       2 0 0 3

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:

	Interest received	$	-	$	230	$	778
	Cash paid - interest		(13,379)		(8,101)		-
	Cash paid ? suppliers,
	 employees and administrative
	 expenses		(19,377)		(45,454)		(11,881)
	Cash paid taxes and insurance		(18,341)		(958)		-

	  Net Cash (Used)
     Provided by Operating)		(51,097)		(54,283)		(11,103)

Cash Flows from Investing
 Activities:

	Capital expenditures			(12,212)		(12,054)		(59,843)

	  Net Cash Provided
	   (Used) by Investing
	   Activities		(12,212)		(12,054)		(59,843)

Cash Flows from Financing
 Activities:

	Cash received (paid) ?
	 related party		(33,000)		(111,875)		(10,000)
	Cash received (paid)
	 notes and mortgages		97,362		148,101		-

	  Net Cash (Used) Provided
	   by Financing Activities		64,362		36,226		(10,000)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS		1,053		(30,111)		(80,946)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR		1,662		31,773		112,719

CASH AND CASH EQUIVALENTS -
 END OF YEAR	$	2,715	$	1,662	$	31,773





See accompanying summary of accounting policies and notes to financial statements.

II-23





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)

                                    YEARS ENDED JUNE 30,
	2 0 0 5		  2 0 0 4		  2 0 0 3

Reconciliation of net income
 to net cash provided (used)
 by operating activities:

   Net Income (Loss)	$	(47,827)	$	(57,152)	$	(28,161)

Adjustments to reconcile net
 income (loss) to net cash provided
 (used)by operating activities:

  (Increase) land and development
   costs	$	-	$	(6,290)	$	-
  (Increase) in funds held in
   escrow		(50,000)		-		-
  (Increase) in accrued
   interest ? notes receivable		(8,230)		(1,280)		(225)
  (Increase) Decrease in prepaid
   assets		3,219		(3,219)		-
  Increase in accounts payable
   and accrued expenses		531		13,183		17,283
  Increase in accrued
   interest payable		1,210		475		-
  Increase in deposit on
   sale of land		50,000		-		-

   Total Adjustments		3,270		2,869		17,058

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(51,097)	$	(54,283)	$	(11,103)




















See accompanying summary of accounting policies and notes to financial statements.

II-24





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

Tunicom LLC (Hereafter Tunicom) (formerly known as Unicom Partnership, Ltd.) was formed on October 27, 1986 to acquire land from City Planned Communities (a former related entity liquidated on July 1, 2001) for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). In August 2000 the rental property was sold. The only remaining asset of the company consists of a vacant parcel of land.

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

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2005.

F.	Income Tax Reporting

No provision is made in the financial statements for income taxes since such taxes are the responsibility of the partners and not the partnership.






II?25





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



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

In December 2003, FASB issued FIN 46(R) which deferred the effective date of the FASB Interpretation 46, Consolidation of Variable Interest Entities ? an interpretation of ARB 51, for entities with interest in a variable interest entity created before February 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities for which the controlling financial interest is achieved through arrangement other than voting interests. Management has evaluated its investment in the real estate partnership and the impact of the adoption of FIN 46(R) on the Company?s financial statements and has determined that the investment does not fulfill the requirement of consolidation based on the adoption of FIN 46 (R).

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company?s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company?s financial statements.

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company does not believe the adoption of SFAS 123(R), effective beginning September 1, 2005, will have a material impact on the Company?s financial statements.

In March 2005, the FASB issued Financial Interpretation 47, ?Accounting for Conditional Asset Retirement Obligations ? an interpretation of FASB Statement 143.? This Interpretation clarifies use of the term conditional asset retirement obligation in SFAS 143, ?Accounting for Asset Retirement Obligation.? Under SFAS 143 and FIN 47, unconditional obligations to perform asset retirement activities, even if the timing or method of settlement are conditional, result in a liability that must be recognized at fair value if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on the Company?s financial statements.

In May 2005, the FASB issued SFAS 154, ?Accounting Changes and Error Corrections? ? replacement of APB Opinion 20,
?Accounting Changes?, and FASB Statement 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods? financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore this Statement did not impact the Company?s financial position or results of operations, but may in future periods.

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(AUDITED)



NOTE 2 ? NOTE RECEIVABLE RELATED PARTIES

	Tunicom advanced funds to two related entities. The funds are due on demand and accrue interest at 6% per annum. Interest of $9,610 and $1,280 is included in the notes for 2005 and 2004, respectively.

NOTE 3 ? ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued
expenses at June 30, 2005 and
2004 consist of the following:

                                   2 0 0 5         2 0 0 4

Accounts payable 	$	31,992	$	33,011
Real estate taxes		7,840		6,290
		$	39,832	$	39,301

NOTE 4 ? NOTE PAYABLE ? LINE OF CREDIT

	Tunicom has an outstanding unsecured line of credit with a financial institution that accrued interest at 6% per annum through September 29, 2004 and accrues interest at prime plus 2% per annum (8% at June 30, 2005). The note which was scheduled to mature on September 29, 2005 was renewed for additional year on September 28, 2005.

NOTE 5 ? COMMITMENTS AND CONTINGENCIES

A.	Distributions

	Presently, the cash flow that becomes available for distribution will be distributed as follows:

			As to the partners:

		  .1000%	G.P. Unicom
		  .7662% 	to F. Trace, Inc. the former general
		  	 partner of Tunicom
		23.2758% 	to the newly admitted limited partners
		37.9290% 	to Newnel Partnership
		37.9290% 	to the Company (including 2.62% given
		 	 to certain individuals who made cash
		 	 advances to Tunicom on behalf of the
		 	 the Company)
		100.00%

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
		(AUDITED)


NOTE 5 ? COMMITMENTS AND CONTINGENCIES (CONTINUED)

	B.	Sale of Land

	Tunicom had previously entered into an agreement of purchase and sale to sell the property for a price of $1,700,000. The contract did not close during the prior year. However, Tunicom has signed a contract with new purchasers to sell the property for a price of $1,800,000.
Tunicom signed a Letter of Intent on June 21, 2004 and received refundable deposits of $50,000 from the prospective purchasers. The closing on the sale of the property is expected to occur in March 2006. Closing the transaction at the price is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Partners of Tunicom (with All-State Properties
L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties
L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties
L.P. is the president of the manager of Tunicom.

NOTE 6 ? TRANSACTIONS WITH RELATED PARTIES

	A.	Accounts Payable and Accrued Expenses

	Accounts payable and accrued expenses include amounts payable to entities owned by related parties in the amount of $31,375 for 2005 and 2004, respectively.

	B.	Management Fees

	Tunicom pays management fees to a company owned by the general partner at a rate of $1,250 a month. The total fee was $15,000 for 2005 and 2004, respectively.

PART II


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE

	None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B	OTHER INFORMATION

	None.
PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           76        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, Inc. since
		1971

		Managing Partner of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997



III-1






ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the twelve months ended June 30, 2005.

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
           	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The following table sets forth as of June 30, 2005 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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

Name of specified person:	Stanley R. Rosenthal
Relationship of such person:	General Partner with
			  5% ownership interest
Amount of transactions:	Notes receivable
			  (4% interest, non-recourse)	$	94,503
			Accrued interest
			  receivable (non-recourse)	$	36,798




III-2






ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Name of specified entity:	Tunicom LLC
Relationship of such entity:	36.12% ownership interest in entity
Amount of transaction:	Note payable (6% interest)	$	(144,000)
			Accrued interest payable	$	(8,696)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The following fees were invoiced by the auditing firm for the years ended June 30,

                                               2 0 0 5        2 0 0 4

	Audit fees	$	17,500	$	20,000
	Tax fees			3,500		5,000
	Other fees		-		-

			$	21,000	$	25,000

The above services were not recognized at the time of engagement to be non-audit services, and such services are approved by the Company?s general partner prior to the completion of the audit.




































III-3







PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2005 and 2004		II-8

		Statements of Operations for the years ended
			June 30, 2005, 2004, and 2003					II-9

		Statements of Changes in Partners' Capital
		(Deficit) for the years ended June 30, 2005,
		2004 and 2003			II-10

		Statements of Cash Flows for the years ended
		June 30, 2005, 2004 and 2003		II-11/12

		Notes to Financial Statements for the years
		ended June 30, 2005, 2004 and 2003			II-13/17


		Investment in real estate partnership:
		Balance Sheets as of June 30, 2005 and 2004			II-20

		Statements of Operations for the years ended
		June 30, 2005, 2004 and 2003			II-21

		Statements of Changes in Partner?s Capital
		(Deficit) for the years ended June 30, 2005,
		2004 and 2003			II-22

		Statements of Cash Flows for the years ended
		June 30, 2005, 2004 and 2003			II-23/24

		Notes to Financial Statements for the years
		Ended June 30, 2005, 2004 and 2003			II-25/29

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes. The registrant has not filed a Form 8-K during the fourth quarter of the fiscal year.









IV-1







	(b) (1)	REPORTS ON FORM 8-K
			PAGE NO. OR INCORPORATION
	(c)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
		due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986






IV-2







	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)   Exhibits indicating computa-	IV-4
	tion of earnings per unit for
	the years ended June 30, 2005
	2004 and 2003

(22)	Subsidiaries of the Registrant:

   (d)	NONE

	Signature Page    	IV-5


IV-3





ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP) (NOTE 1A)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2005, 2004 AND 2003


	2 0 0 5        2 0 0 4        2 0 0 3
Computation of pri-
 mary earnings per
 unit:
    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net Income (Loss)
 Before Extraordinary
 Items	$	(72,285)	$	(69,206)	$	(56,121)

Computation of Fully
 diluted income (Loss)
 per unit Before Extra-
 ordinary Items	$      (0.02)	$       (0.02)	$      (0.02)

Net Income (Loss)
 After Extraordinary
  Items	$	(72,285)	$	(69,206)	$	(56,121)


Computation of Fully
 diluted income (Loss)
 per unit after Extra-
 ordinary Items	$      (0.02)	$       (0.02) 	$      (0.02)

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


Date:  August 30, 2005








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         ALL-STATE PROPERTIES L.P.


                  By:	   ____________________
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  August 30. 2005

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


Date:  August 30, 2005



_____________________
Stanley Rosenthal
General Partner

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of All-State Properties L.P. for the year ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of All-State Properties L.P.


Dated:  August 30, 2005	By:	Stanley R. Rosenthal




	Name:	Stanley R. Rosenthal
	Title:	General Partner