Form 10-Q
period 2005-09-30
ALL STATE PROPERTIES LP
filed 2005-11-29
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2005 COMMISSION FILE NUMBER 0-
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


         Class                 Outstanding at September 30, 2005

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
THREE MONTHS ENDED SEPTEMBER 30, 2005


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2005










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
THREE MONTHS ENDED SEPTEMBER 30, 2005


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









Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of September 30, 2005 and the related condensed statements of operation and cash flows for the three-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the partnership?s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet as of June 30, 2005, and the related statements of operation, partners? capital and cash flows for the year then ended (not presented herein); and in our report dated September 1, 2005, we expressed an unqualified opinion on those financial statements.














Page 3 (2 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONTINUED)




In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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


Freeman, Buczyner & Gero
November 14, 2005






















Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005



	SEPTEMBER		  JUNE
	   30TH		  30TH
	 2 0 0 5      2 0 0 5
Assets	(UNAUDITED)

Cash	$	1,164	$	8,759

Investment in real estate in
  partnerships ? related parties		257,282		261,272

Total Assets	$	258,446	$	270,031

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	26,338	$	11,375
   Partnership distributions payable		-		-
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		149,456		152,696

		244,001		232,278

Partners' Capital 		209,225		232,533

Notes receivable - officers/partners		(194,780)		(194,780)

			14,445		37,753

Total Liabilities and Partners'
 Capital 	$	258,446	$	270,031

















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)





		   2 0 0 5 		   2 0 0 4
REVENUES:

	Profit (loss) from real estate
	 partnership ? related party	$	(3,990)	$	(3,919)

	Other		-		-

			(3,990)		(3,919)

COST AND EXPENSES:

	Selling, general and
	 administrative		17,158		9,755

	Interest expense		2,160		1,642

			19,318		11,397

Net Income (Loss)	$	(23,308)	$	(15,316)

INCOME (LOSS) PER PARTNERSHIP UNIT
 OUTSTANDING	      (0.01) 	       0.00
CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE





















See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)



		  2 0 0 5		   2 0 0 4
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(2,195)	$	(3,325)
	Partnership distribution payable		-		(9,350)
	Interest paid		(5,400)		-
	   Net Cash Consumed by
	    Operating Activities		(7,595)		(12,675)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable -
	   Related party		-		-

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS		(7,595)		(12,675)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		8,759		23,086

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD	$	1,164	$	10,411

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net (Loss) Income	$	(23,308)	$	(15,316)




















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 5		   2 0 0 4
	(Income) Loss of real estate part-
	 nership		3,990		3,919
	  Interest expense		(3,240)		1,642

	Changes in Assets and Liabilities:
	  Increase (decrease) in accounts
	   payable		14,963		6,430
	  Decrease in partnership distri-
	   bution payable		-		(9,350)

	      Total adjustments		15,713		2,641

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(7,595)	$	(12,675)




























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation on a going concern basis. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements contained in the Company?s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and







Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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
	Tunicom L.L.C. has approximately five acres for sale as a site for an assisted living facility. This represents
Tunicom?s sole remaining asset. Tunicom signed an agreement
of sale on October 2, 2004 to sell the property for a price
of $1,800,000 and received deposits of $50,000 from the prospective purchaser. Closing the transaction at that price, however, is contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to
buyer. Partners of Tunicom (with All-State Properties L.P.
and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and
sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P.
is the president of the manager of Tunicom. The closing on
the sale of the property is expected to occur in March 2006.
4.	NOTES RECEIVABLE ? PARTNERS

The notes receivable ? partners bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions on units that were issued in connection with the notes. The Company has a lien on and a security interest in the units. All cash distributions are












Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition, results of operation, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2004

The net loss for the three month period September 30, 2005 as compared to the three month period ended September 30, 2004 represents the results of operations due to the administration of the Company and operations from its investment in the real estate partnership, Tunicom LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the three month periods ended September 30, 2005 and September 30, 2004, cash used by operations was $7,595 and $12,675, respectively, primarily for the payment of general and administrative expenses. During the three month period ended September 30, 2005, the Company paid accrued interest of $3,240 to a related party who has advanced funds since the Company has no operating revenues. The Company will continue to obtain funds from the related party to pay for future operating expenses. Through its investment in the real estate partnership, Tunicom LLC, the company expects to receive cash of approximately $500,000 in connection with Tunicom LLC?s sale of land which is anticipated to occur in March 2006. The related party advances will be repaid from the proceeds of the sale.

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

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005
(UNAUDITED)

		 SEPTEMBER		      JUNE
		 30, 2005		  30, 2005
ASSETS:
Land and development costs	$	817,125	$	813,809
Cash		2,180		2,715
Funds held in escrow		50,000		50,000
Notes receivable and accrued
 interest ? related party		161,537		164,610
Prepaid expenses		30,025		30,025

	Total	$	1,060,867	$	1,061,159

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	47,865	$	39,832
Bank line of credit		249,869		247,148
Deposit on sale of land		50,000		50,000
Partners' capital		713,133		724,179

	Total	$	1,060,867	$	1,061,159
























See accompanying notes and accountant?s review report.

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(UNAUDITED)

		  2 0 0 5   	  2 0 0 4
REVENUES:
Interest and other	$	2,327	$	1,806

	Total income		2,327		1,806

EXPENSES:
General and administrative		4,098		6,760
Taxes and insurance		3,919		3,250
Interest		5,356		2,647

	Total expenses		13,373		12,657

NET INCOME (LOSS)	$	(11,046)	$	(10,851)






























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004






		   2 0 0 5      2 0 0 4

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(23,308)	$	(15,316)

Net (Loss) Income Per Partnership
 Unit	$      (0.01) $     (0.00)





































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


Dated: November 14, 2005















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



Date:  November 14, 2005



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the three months ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2005



_____________________
Stanley Rosenthal

General Partner