Form 10-Q
period 2005-12-31
ALL STATE PROPERTIES LP
filed 2006-02-13
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2005 COMMISSION FILE NUMBER 0-12895

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


         Class                Outstanding at December 31, 2005

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
SIX MONTHS ENDED DECEMBER 31, 2005


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

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
SIX MONTHS ENDED DECEMBER 31, 2005










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
SIX MONTHS ENDED DECEMBER 31, 2005


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











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of December 31, 2005 and the related condensed statements of operation for the three-month and six-month periods ended December 31, 2005 and 2004 and cash flows for the six?month periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the partnership?s management.

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


Freeman, Buczyner & Gero
February 6, 2006
























Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND JUNE 30, 2005



	 DECEMBER		  JUNE
	   31ST		  30TH
	 2 0 0 5      2 0 0 5
	(UNAUDITED)
Assets

Cash	$	1,216	$	8,759

Investment in real estate
  partnership ? related parties		250,145		261,272

Total Assets	$	251,361	$	270,031

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	18,138	$	11,375
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		166,730		152,696

	$	253,075	$	232,278

Partners' Capital 	$	193,066	$	232,533

Notes receivable - officers/partners	 	(194,780)		(194,780)

		$	(1,714)	$	37,753

Total Liabilities and Partners'
 Capital 	$	251,361	$	270,031

















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)





	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
REVENUES:

	Profit (loss) from
	 real estate part-
	 nership - related
	 parties	$	(7,137)	$	(4,445)	$	(11,127)	$	(8,364)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	6,748	$	14,127	$	23,906	$	23,882

	Interest		2,274		1,679		4,434		3,321

	$	9,022	$	15,806	$	28,340	$	27,203

NET INCOME (LOSS)	$	(16,159)	$	(20,251)	$	(39,467)	$	(35,567)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.01)	(0.01)	(0.01)	(0.01)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE















See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)



		  2 0 0 5		   2 0 0 4
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(17,143)	$	(12,803)
	Interest - paid		(5,400)		-
	Partnership distributions payable		-		(9,350)

	   Net Cash Consumed by
	    Operating Activities	$	(22,543)	$	(22,153)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	15,000	$	-

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(7,543)	$	(22,153)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		8,759		23,086

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	1,216	$	933

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net Loss	$	(39,467)	$	(35,567)




















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 5		   2 0 0 4
	(Income) Loss of real estate part-
	 nerships	$	11,127	$	8,364

	Changes in Assets and Liabilities:

	  Decrease in notes payable related
	   Parties		(966)		-
	  Decrease (increase) in accrued
	   interest receivable		-		3,321
	  Increase in accounts payable		6,763		11,079
	  Decrease in partnership
	   distributions payable		-		(9,350)

	      Total adjustments	$	16,924	$	13,414

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(22,543)	$	(22,153)

























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
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

Operating results for the quarter and the six months ended
December 31, 2005 are not necessarily indicative of the results expected for the full year.

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and







Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
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












Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
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

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2004

The net loss for the six month period December 31, 2005 as compared to the six month period ended December 31, 2004 represents the results of operations due to the administration of the Company and operations from its investment in the real estate partnership, Tunicom LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the six month periods ended December 31, 2005 and December 31, 2004, cash used by operations was $22,543 and $22,153, respectively, primarily for the payment of general and administrative expenses. During the six month period ended December 31, 2005, the Company paid accrued interest of $5,400 to a related party who has advanced funds since the Company has no operating revenues. The Company will continue to obtain funds from the related party to pay for future operating expenses. An additional $15,000 was advanced from the related party during the six month period ended December 31, 2005. Through its investment in the real estate partnership, Tunicom LLC, the company expects to receive cash of approximately $500,000 in connection with Tunicom LLC?s sale of land which is anticipated to occur in March 2006. The related party advances will be repaid from the proceeds of the sale.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

		None.

















Page 9 (2 of 2)




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










































Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2005 AND JUNE 30, 2005


		 DECEMBER		      JUNE
		 31, 2005		  30, 2005
		(UNAUDITED)
ASSETS:
Land and development costs	$	823,655	$	813,809
Cash		6,470		2,715
Funds in escrow		50,000		50,000
Notes receivable and accrued interest
 -related parties		180,399		164,610
Prepaid expenses		30,025		30,025

	Total	$	1,090,549	$	1,061,159

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	54,306	$	39,832
Bank lines of credit		292,869		247,148
Deposit on sale of land		50,000		50,000
Partners' capital		693,374		724,179

	Total	$	1,090,549	$	1,061,159























See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2005 AND 2004
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 5	2 0 0 4	2 0 0 5	2 0 0 4
REVENUES:
Interest and other	$	2,442	$	1,847	$	4,769	$		3,653

Total income	$	2,442	$	1,847	$	4,769	$	3,653

EXPENSES:
General and
 administrative	$	6,451	$	4,135	$	10,549	$	10,895
Taxes and insurance		9,156		7,237		13,075		10,487
Interest		6,594		2,780		11,950		5,427

Total expenses	$	22,201	$	14,152	$	35,574	$	26,809

NET PROFIT (LOSS)	$	(19,759)	$	(12,305)	$	(30,805)	$	(23,156)

























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004






		   2 0 0 5      2 0 0 4

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(39,467)	$	(35,567)

Net (Loss) Income Per Partnership
 Unit	$      (0.01) $     (0.01)





































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


Dated: February 6, 2006















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



Date:  February 6, 2006



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the six months ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 6, 2006



_____________________
Stanley Rosenthal

General Partner