Form 10-Q
period 2006-03-31
ALL STATE PROPERTIES LP
filed 2006-05-15
CIK 745543

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2006 COMMISSION FILE NUMBER 0-12895

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

                             YES  X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition ?accelerated filer? and ?large accelerated filer? in Rule 12b-2 of the Act.)

                            Large accelerated filer
                            Accelerated filer
                         X  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). YES     NO   X

Indicate the number of limited partnership units outstanding as of the latest practicable date.


         Class                 Outstanding at March 31, 2006

 Limited Partnership Units              3,118,303 Units






	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
NINE MONTHS ENDED MARCH 31, 2006


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












ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS AND SCHEDULES
NINE MONTHS ENDED MARCH 31, 2006










		Page 2
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NINE MONTHS ENDED MARCH 31, 2006


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











Page 3 (1 of 2)



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of March 31, 2006 and the related condensed statements of operations for the three-month and nine-month periods ended March 31, 2006 and 2005 and cash flows for the nine?month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the partnership?s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet as of June 30, 2005, and the related statements of operations, partners? capital and cash flows for the year then ended (not presented herein); and in our report dated September 1, 2005, we expressed an unqualified opinion on those financial statements.












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


Freeman, Buczyner & Gero
May 1, 2006
























Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005



	  MARCH		  JUNE
	   31ST		  30TH
	 2 0 0 6      2 0 0 5
	(UNAUDITED)
Assets

Cash	$	1,645	$	8,759

Investment in real estate
  partnership ? related party		243,895		261,272

Total Assets	$	245,540	$	270,031

Liabilities and Partners' Capital

Liabilities:
   Accounts payable and other
    liabilities	$	22,881	$	11,375
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		180,234		152,696

	$	271,322	$	232,278

Partners' Capital 	$	168,998	$	232,533

Notes receivable - officers/partners		(194,780)		(194,780)

		$	(25,782)	$	37,753

Total Liabilities and Partners'
 Capital 	$	245,540	$	270,031

















See accompanying notes and accountant?s review report.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)





	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5
REVENUES:

	Profit (loss) from
	 real estate part-
	 nership - related
	 party	$	(6,250)	$	(4,186)	$	(17,377)	$	(12,550)

COST AND EXPENSES:

	Selling, general
	 and administrative	$	15,314	$	16,247	$	39,220	$	40,129
	Interest		2,504		2,055		6,938		5,376
	$	17,818	$	18,302	$	46,158	$	45,505

NET INCOME (LOSS)	$	(24,068)	$	(22,488)	$	(63,535)	$	(58,055)

NET (LOSS) INCOME PER
 PARTNERSHIP UNIT	(0.01)	(0.01)	(0.02)	(0.02)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE

















See accompanying notes and accountant?s review report.




Page 6 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)



		  2 0 0 6		   2 0 0 5
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for selling, general and
	 administrative expenses	$	(27,714)	$	(32,003)
	Interest expenses - paid		(5,400)		-
	Partnership distributions payable		-		(9,350)

	   Net Cash Consumed by
	    Operating Activities	$	(33,114)	$	(41,353)

CASH FLOW FROM FINANCING ACTIVITIES:
	Notes payable - related party	$	26,000	$	33,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS	$	(7,114)	$	(8,353)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		8,759		23,086

CASH AND CASH EQUIVALENTS AT END
 END OF PERIOD	$	1,645	$	14,733

RECONCILIATION OF NET (LOSS) INCOME
 TO NET CASH CONSUMED BY
 OPERATING ACTIVITIES:

	Net Loss	$	(63,535)	$	(58,055)




















See accompanying notes and accountant?s review report.




Page 6 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)



ADJUSTMENTS TO RECONCILE NET (LOSS)
 INCOME TO NET CASH CONSUMED
 BY OPERATING ACTIVITIES:

		  2 0 0 6		   2 0 0 5
	(Income) Loss of real estate part-
	 nerships	$	17,377	$	12,550

	Changes in Assets and Liabilities:

	  Decrease (increase) in accrued
	   interest receivable		1,538		5,376
	  Increase in accounts payable		11,506		8,126
	  Decrease in partnership
	   distributions payable		-		(9,350)

	      Total adjustments	$	30,421	$	16,702

NET CASH CONSUMED BY
 OPERATING ACTIVITIES	$	(33,114)	$	(41,353)



























See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
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

Operating results for the quarter and the nine months ended
March 31, 2006 are not necessarily indicative of the results expected for the full year.

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and







Page 8 (1 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
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
	Tunicom L.L.C. has approximately five acres for sale as a site for an assisted living facility. This represents
Tunicom?s sole remaining asset. Tunicom signed an agreement
of sale on October 2, 2004 to sell the property for a price
of $1,800,000 and received deposits of $50,000 from the prospective purchaser. Closing the transaction at that price, however, was contingent upon seller obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to
buyer. Partners of Tunicom (with All-State Properties L.P.
and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and
sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P.
is the president of the manager of Tunicom. The closing on
the sale of the property is expected to occur by August 2006.
4.	NOTES RECEIVABLE ? PARTNERS

The notes receivable ? partners bear interest at 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The Company has a lien on and a security interest in the units. All cash distributions are












Page 8 (2 of 2)
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005
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

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED
MARCH 31, 2005

The net loss for the nine month period March 31, 2006 as compared to the nine month period ended March 31, 2005 represents the results of operations due to the administration of the Company and operations from its investment in the real estate partnership, Tunicom LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine month periods ended March 31, 2006 and March 31, 2005, cash used by operations was $33,114 and $41,353, respectively, primarily for the payment of general and administrative expenses. During the nine month period ended March 31, 2006, the Company paid accrued interest of $5,400 to a related party who has advanced funds since the Company has no operating revenues. The Company will continue to obtain funds from the related party to pay for future operating expenses. An additional $26,000 was advanced from the related party during the nine month period ended March 31, 2006. Through its investment in the real estate partnership, Tunicom LLC, the company expects to receive cash of approximately $500,000 in connection with Tunicom LLC?s sale of land which is anticipated to occur by August 2006. The related party advances will be repaid from the proceeds of the sale.

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










































Page 10

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2006 AND JUNE 30, 2005


		  MARCH		    JUNE
		 31, 2006		  30, 2005
		(UNAUDITED)
ASSETS:
Land and development costs	$	823,830	$	813,809
Cash		13,899		2,715
Funds in escrow		50,000		50,000
Notes receivable and accrued interest
 -related parties		194,091		164,610
Prepaid expenses		30,025		30,025

	Total	$	1,111,845	$	1,061,159

LIABILITIES AND PARTNERS' CAPITAL:
Accounts payable and other
 liabilities	$	59,535	$	39,832
Bank lines of credit		326,249		247,148
Deposit of sale of land		50,000		50,000
Partners' capital		676,061		724,179

	Total	$	1,111,845	$	1,061,159























See accompanying notes and accountant?s review report.




Page 11

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2006 AND 2005
(UNAUDITED)


	   THREE MONTHS ENDED	    NINE MONTHS ENDED
	    MARCH 31,	   MARCH 31,
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5
REVENUES:
Interest and other	$	2,692	$	2,219	$	7,461	$		5,872

Total income	$	2,692	$	2,219	$	7,461	$	5,872

EXPENSES:
General and
 administrative	$	5,411	$	5,620	$	15,960	$	16,515
Taxes and insurance		6,213		3,934		19,288		14,421
Interest		8,381		4,251		20,331		9,678

Total expenses	$	20,005	$	13,805	$	55,579	$	40,614

NET PROFIT (LOSS)	$	(17,313)	$	(11,586)	$	(48,118)	$	(34,742)

























See accompanying notes and accountant?s review report.




Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2006 AND 2005






		   2 0 0 6      2 0 0 5

Partnership units outstanding    		3,118,303		3,118,303

Net (Loss) Income	$	(63,535)	$	(58,055)

Net (Loss) Income Per Partnership
 Unit	$      (0.02) $     (0.02)





































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


Dated: May 1, 2006















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



Date:  May 1, 2006



_____________________
Stanley Rosenthal

General Partner


























Page 16
CERTIFICATION PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of All-State Properties L.P. (the ?Company?) on Form 10-Q for the nine months ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Stanley Rosenthal, General Partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 1, 2006



_____________________
Stanley Rosenthal

General Partner