Form 10-K
period 2006-06-30
ALL STATE PROPERTIES LP
filed 2006-09-28
CIK 745543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2006                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

5500 N.W. 69th Avenue, Lauderhill, Florida        33319
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












ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2006

I N D E X


PART 1
PAGE

ITEM 1.	Business	I-4

ITEM 2.	Properties	I-5

ITEM 3.	Legal Proceedings	I-5

ITEM 4.	Submission of Matters to a Vote of Security
	 Holders	I-5

PART II

ITEM 5.	Market for Registrant?s Common Equity, Related
	 Stockholder Matters and Issuer Purchases of
	 Equity Securities	II-1

ITEM 6.	Selected Financial Data	II-1/3

ITEM 7.	Management?s Discussion and Analysis of
	 Financial Condition and Results of
	 Operations	II-4

ITEM 7A	Quantitative and Qualitative Disclosure
	 About Market Risk	II-5

ITEM 8.	Financial Statements and Supplementary Data	II-6/31

ITEM 9. 	Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure	III-1

ITEM 9A	Controls and Procedures	III-1

ITEM 9B	Other Information	III-1

PART III

Item 10.	Directors and Executive Officers of the
	 Registrant	III-1

ITEM 11.	Executive Compensation	III-2

ITEM 12.	Security Ownership of Certain Beneficial
	 Owners and Management and Related Stockholder
	 Matters	III-2

ITEM 13.	Certain Relationships and Related Transactions	III-2/3

ITEM 14.	Principal Accountant Fees and Services	III-3

ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2006

I N D E X



PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	IV-1/6

	Signatures	IV-7

	Certifications	IV-8/9

PART I


ITEM 1.	BUSINESS

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

		(ii) Through Tunicom, Registrant is currently in negotiations to sell its remaining five acres of commercial and residential land. (See Item 1 (b)(l)(i) and Note 2 to financial statements.)

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

	Tunicom signed an agreement of sale on October 2, 2004
(amended April 5, 2006) to sell the property for a price of $1,800,000. The purchase price is comprised of $1,430,000, as consideration for the sale of the property and $370,000, as a conditional reimbursement of Tunicom for certain costs incurred in connection with the development of the property. Tunicom received deposits of $50,000 from the prospective purchaser that is being held in escrow. Closing the transaction at that price, however, is contingent upon Tunicom obtaining all governmental approvals required before a building permit can be issued and the

	(b)(1)	NARRATIVE DESCRIPTION OF BUSINESS (CONTINUED)


availability of financing acceptable to buyer. Members of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the management company of Tunicom. The closing on the sale of the property is expected to occur in October 2006.

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

	(b)	As of June 30 2006, there were 1,323 holders of
record of 3,118,065 limited partnership interests.

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

ITEM 6.   	SELECTED FINANCIAL DATA

	The following selected financial information should be read in conjunction with ?Item 7 ? Management?s Discussion and Analysis of Financial Condition and Results of Operations? and the audited financial statements and footnotes included elsewhere in this Form 10-K.

ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30,

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 6		 2 0 0 5		 2 0 0 4		 2 0 0 3		 2 0 0 2
REVENUE:
 Equity in net earnings
  (Loss) of real estate
  partnerships	$	(24,102)	$	(17,667)	$	(20,643)	$	(10,082)	$	(13,438)
 Other income		-		-		-		5,594		7,624

    Total	$	(24,102)	$	(17,667)	$	(20,643)	$	(4,488)	$	(5,814)
Income (Loss) before
 Extraordinary Items	$	(78,016)	$	(72,285)	$	(69,206)	$	(56,121)	$	(85,154)

Net Income (Loss)	$	(78,016)	$	(72,285)	$	(69,206)	$	(56,121)	$	(85,154)
Per Share/Unit -
 fully diluted:
  Net income (Loss) be-
   fore Extraordinary Items	$     (0.03)	$     (0.02)	$     (0.02)		$     (0.02)	$      (0.03)

Net Income (Loss)	$     (0.03)	$     (0.02)	$     (0.02)		$     (0.02)	$      (0.03)

SELECTED BALANCE SHEET DATA
 Total Assets	$	238,131	$	270,031	$	302,025	$	307,148	$	345,222

Notes, mortgages and con-
 struction loans	$	185,809	$	152,696	$	112,128	$	34,000	$	-

    Total	$	185,809	$	152,696	$	112,128	$	34,000	$	-

Cash Dividends Declared
 Per Share/Unit	$	NONE	$	NONE	$	NONE	$	NONE	$        NONE

TUNICOM LLC
 (A LIMITED LIABILITY COMPANY)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30,


SELECTED INCOME STATEMENT DATA
	 2 0 0 6		2 0 0 5		2 0 0 4		2 0 0 3		2 0 0 2

Interest and other
 income	$	10,225	$	8,230	$	1,510	$	778	$	1,356

Total Revenues	$	10,225	$	8,230	$	1,510	$	778	$	1,356

Net Income(Loss)
 Before Extra-
 ordinary Items	$	(66,726)	$	(47,827)	$	(57,152)	$	(28,161)	$	(39,927)

Net Income(Loss)	$	(66,726)	$	(47,827)	$	(57,152)	$	(28,161)	$	(39,927)

SELECTED BALANCE
 SHEET DATA

Total Assets	$	1,114,131	$	1,060,073	$	959,883	$	855,276	$	866,154

Partners' Cash
 Distributions	$	NONE	$	NONE	$	NONE	$	NONE	$	NONE


ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
	ALL-STATE PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

The net loss for the year ended June 30 2006 as compared to the year ended June 30, 2005 represents the results of operations due to the administration of the Company and income from its investment in the real estate limited liability company, Tunicom LLC.

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

The net loss for the year ended June 30, 2005 as compared to the year ended June 30, 2004 represents the results of operations due to the administration of the Company and income from its investment in the real estate limited liability company, Tunicom LLC.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended June 30, 2006 and June 30, 2005, cash used by operations was $36,798 and $47,327, respectively, primarily for the payment of general and administrative expenses. Since the company has no operating revenues, funds were advanced from a related party who advanced $29,000 and $33,000 in the years ended June 30, 2006 and 2005, respectively. The Company will continue to obtain funds from the related party or through partner capital contribution to pay for future operating expenses. Through its investment in the real estate limited liability company, Tunicom, the company expects to receive cash of approximately $450,000 in connection with Tunicom sale of land which is anticipated to occur in October, 2006. The related party advances will be repaid from the proceeds of the sale. In the event the sale of land is delayed or not consummated, the managing general partner of the Company has guaranteed the settlement of Tunicom?s outstanding bank financing which was used to fund the operations of the Company. Under this arrangement the managing general partner would not take any action against the Company regarding its demand note payable prior to June 30, 2007. Additionally, if for what ever reason the Company is unable to obtain additional funding from Tunicom or receive additional partner contributions or obtain financing, the managing general partner will contribute or loan funds to meet any general and administrative costs for the next fiscal year.

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
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

The net loss for the year ended June 30, 2006 as compared to the year ended June 30, 2005 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate. The Company?s major asset was sold during the fiscal year ended June 30. 2001.

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

The net loss for the year ended June 30, 2005 as compared to the year ended June 30, 2004 represents the results of operations due to the administration of the Company and its lone remaining assets, approximately five acres of real estate.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended June 30, 2006 and June 30, 2005, cash used by operations was $10,623 and $51,097, respectively, primarily for the payment of administrative expenses and interest. The Company received financing from a lender in the amounts of $58,770 and $97,362 during the years ended June 30, 2006 and June 30, 2005. The Company advanced funds to a related party, All-State Properties L.P. in the amounts of $29,000 and $33,000 in the years ended June 30, 2006 and 2005, respectively, and will continue to advance funds to the related party as needed. Tunicom LLC is currently in the process of selling land for a purchase price of $1,800,000. The purchase price is comprised of $1,430,000, as consideration for the sale of the property and $370,000, as a conditional reimbursement of the Company for certain costs incurred in connection with the development of the property. The Company anticipates receiving net closing proceeds of approximately $1,200,000. The sale is expected to occur in October 2006. In the event the sale of land is delayed or not consummated, the president of the managing member of the Company will contribute or loan funds to cover obligations of the Company to financial institutions if other financing arrangements are not entered into. Operational costs will be funded by additional financing or member capital contributions or the president of the managing member will contribute or loan funds to meet any general and administrative costs for the next fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
AUDITED



I N D E X

	PAGE


Report of Independent Registered Public Accounting Firm	II-7

FINANCIAL STATEMENTS:

   Balance Sheets					II-8

   Statements of Operations						II-9

   Statements of Changes in Partners? Capital (Deficiency)	II-10

   Statements of Cash Flows					II-11/12

   Notes to Financial Statements					II-13/19

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
All-State Properties, L.P.
Lauderhill, Florida

We have audited the accompanying balance sheets of All-State Properties L.P. as of June 30, 2006, and 2005 and the related statements of operations, changes in partners? capital (deficiency) and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the partnership?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties L.P. at June 30, 2006 and 2005 and the results of its operations and its cash flows for each of three years in the period ended June 30, 2006 in conformity with the generally accepted accounting principles in the United States of America.


Miami, Florida
September 15, 2006

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
BALANCE SHEETS
JUNE 30, 2006 AND 2005
(AUDITED)
A S S E T S

			JUNE 30
         	  2 0 0 6      2 0 0 5

Cash			$	961	$	8,759
Investment in real estate
 limited liability company ? related party		237,170	261,272

TOTAL ASSETS 			$	238,131	$	270,031

LIABILITIES AND PARTNERS? CAPITAL (DEFICIENCY)

LIABILITIES:

  Deferred revenue ? related
   party				$	68,207	$		68,207
  Accounts payable and
   other liabilities					24,378		11,375
  Note payable ? related
   party (including accrued
   interest of $12,809 and $8,696,
   respectively)						185,809		152,696

				278,394		232,278

CONTINGENCIES

PARTNERS? CAPITAL (DEFICIENCY):
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding) 				154,517		232,533
  Notes receivable - partners
   (including accrued interest
   of $54,923 in 2006 and 2005)			(194,780)	(194,780)

				(40,263)		37,753
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL (DEFICIENCY)			$	238,131	$	270,031













See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



                               2 0 0 6          2 0 0 5        2 0 0 4
REVENUES:

  Equity in loss of real
   estate limited
   liability company -
   related party	$	(24,102)	$	(17,667)	$	(20,643)

COST AND EXPENSES:

  General and
   administrative
   expenses		44,401		47,050		44,645
  Interest		9,513		7,568		3,918

      Total		53,914		54,618		48,563

NET INCOME (LOSS)	$	(78,016)	$	(72,285)	$	(69,206)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT	$       (0.03)	$      (0.02)	$      (0.02)


CASH DISTRIBUTIONS PER
 UNIT	$        NONE	$       NONE	$       NONE























See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL (DEFICIENCY)
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)

								     NOTES        TOTAL
							   RECEIVABLE	   PARTNERS?
		      NUMBER       GENERAL		LIMITED 		    OFFICERS/ 	  CAPITAL
	     OF UNITS      PARTNER      PARTNERS		PARTNERS	(DEFICIENCY)


BALANCE ? June 30, 2003		3,118,065	$	2	$	374,022	$	(194,780)	$	179,244

Net Partners (Loss) Distributions		-		-		(69,206)		-		(69,206)

BALANCE - June 30, 2004		3,118,065	$	2	$	304,816	$	(194,780)	$	110,038

Net Partners (Loss) Distributions	-		-		(72,285)		-		(72,285)

BALANCE - June 30, 2005		3,118,065	$	2	$	232,531	$	(194,780)	$	37,753

Net Partners (Loss) Distributions	-		-		(78,016)		-		(78,016)

BALANCE - June 30, 2006		3,118,065	$	2	$	154,515	$	(194,780)	$	(40,263)














See accompanying summary of accounting policies and notes to financial statements.
II-10






ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)

                                                  YEARS ENDED JUNE 30,
                                         2 0 0 6         2 0 0 5         2 0 0 4
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS


Cash Flows from Operating
 Activities:

	Cash paid for general and
	 administrative expenses	$	(31,398)	$	(37,175)	$	(58,690)
	Interest paid		(5,400)		-		(2,790)
  Payment for shares escheated		-		(10,152)		-

	  Net Cash (Used)
     Provided by Operating
	   Activities		(36,798)		(47,327)		(61,480)

Cash Flows from Financing
 Activities:

	Proceeds (payments) on
	 note-related party, net		29,000		33,000		77,000

	  Net Cash Provided
	   (Used) by Financing
	   Activities		29,000		33,000		77,000

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS			(7,798)		(14,327)		15,520

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		8,759		23,086		7,566

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	961	$	8,759	$	23,086















See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)

                                    YEARS ENDED JUNE 30,
	2 0 0 6		  2 0 0 5		     2 0 0 4

Reconciliation of net income (loss)
 to net cash (used) provided
 by operating activities:

Net Income (Loss)	$	(78,016)	$	(72,285)	$	(69,206)

Adjustments to reconcile net
 income(loss) to net cash (used)
 provided by operating
 activities:
  (Profit) Loss from real
   estate limited liability
   company ? related party		24,102		17,667		20,643

Changes in assets and liabilities:

  Increase in accrued interest ?
   related party note		4,113		7,568		1,128
  (Decrease) increase in accounts
   payable and other liabilities		13,003		9,875		(14,045)
  (Decrease) in partnership
   distributions payable		-		(10,152)		-

   Total Adjustments		41,218		24,958		7,726

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(36,798)	$	(47,327)	$	(61,480)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Undistributed earnings in
  limited liability company ?
  related party 	$	24,102	$	17,667	$	20,643
Income (loss) from real
  estate limited liability
  company - related party	$	(24,102)	$	(17,667)	$	(20,643)










See accompanying summary of accounting policies and notes to financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
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

	The Company?s principal business has been land development and the construction and sale of residential housing in Broward
County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are through a 36.12% owned
Florida limited liability corporation, Tunicom LLC
(Tunicom)(formerly known as Unicom Partnership Ltd.). Tunicom owns land for development.

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

	The Company owns 36.12% of a Florida limited liability corporation, Tunicom, and uses the equity method of accounting to recognize income from its investment.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Revenue Recognition and Deferred Revenue

In accordance with SEC Staff Accounting Bulletin No. 101,
?Revenue Recognition?, the Company recognizes income from its investment in Tunicom utilizing the equity method, and interest is recognized as earned with passage of time.

Deferred revenue represents deferred profit that resulted from a previous sale of land to Tunicom LLC a related party. The deferred revenue will be recognized when Tunicom sells the land subject to the Letter of Intent.

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

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2006.

I.	Income Taxes

The Company is a partnership in which all elements of income and deductions are included in the tax returns of the partners of the Company. Therefore, no income tax provision is recorded by the Company.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
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

In May 2005, the FASB issued SFAS 154, ?Accounting Changes and Error Corrections ? a replacement of APB Opinion No. 20, ?Accounting Changes?, and FASB Statement 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods? financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company?s financial statements.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



NOTE 2 ? INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY ? RELATED PARTY

The Company has a 36.12% interest in Tunicom and the following information summarizes the activity of the limited liability company for the years ended June 30, 2006, 2005 and 2004:

	2 0 0 6	2 0 0 5	2 0 0 4

Total assets	$	1,114,131	$	1,060,073	$	959,883

Total liabilities		456,678		336,980		187,877

Net assets	$	657,453	$	723,093		772,006

Revenues	$	10,225	$	8,230		1,150

Net Income (loss)	$	(66,726)	$	(47,827)		(57,152)

Company?s share of net income	$	(24,102)	$	(17,667)		(20,643)

Equity in net assets	$	237,170	$	261,272		278,939

	Tunicom L.L.C. has approximately five acres for sale as a site for an assisted living facility. Tunicom signed an agreement of sale on October
2, 2004 (amended April 5, 2006) to sell the property for a price of $1,800,000. The purchase price is comprised of $1,430,000, as consideration for the sale of the property and $370,000, as a conditional reimbursement of Tunicom for certain costs incurred in connection with the development of the property. Tunicom received deposits of $50,000 from the prospective purchaser that is being held in escrow. Closing the transaction at that price, however, is contingent upon Tunicom obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Members of Tunicom (with All-State Properties L.P.
and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties L.P.?s general partner for obtaining all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the management company of Tunicom. The closing on the sale of the property is expected to occur in October 2006.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)




NOTE 3 ? NOTES RECEIVABLE ? PARTNERS

	The notes receivable ? partners have a stated interest rate of 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The Company has a lien on and a security interest in the units. All cash distributions are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and because they are payable solely from the distributions, are reflected as a reduction of the equity of the Company.

	Based on the potential sale of Tunicom?s land, the Company estimates that after projected expenses approximately $14,800 will be distributed to these unit owners. The balance of the notes will be written off after the actual distribution is applied. Accrued interest through June 30, 2003 amounted to $54,923 at which time accrual of interest stopped based on the estimated amount to be realized.

NOTE 4 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities  at  June  30
	   consist of the following:

		   2 0 0 6	      2 0 0 5

		Fees	$	22,578	$	10,175
		Other		1,800		1,200


		$	24,378	$	11,375

NOTE 5 -	PARTNERS? CAPITAL (DEFICIENCY)

	The limited partnership, from inception through June 30, 2006, has declared accumulated distributions in the aggregate of $1.25 per each partnership unit outstanding.

	The Company did not declare or pay any distributions to its unit owners during the years ended June 30, 2006, 2005 and 2004.

NOTE 6 ? NOTES PAYABLE

The Company has an unsecured demand note with Tunicom a related entity that accrues interest at 6% per annum. The total balance outstanding at June 30, 2006 and 2005 was $185,809 and $152,696, respectively.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)





NOTE 7 ? CONTINGENCIES

As shown in the accompanying financial statements, the Company incurred a net loss of $78,016 during the year ended June 30, 2006, and as of that date, the Company has a demand note payable to Tunicom of $185,809 and other current liabilities of $24,378. The Company has been advanced funds for operations through bank debt financing obtained by Tunicom, which is maturing in November, 2006. The Company?s only asset is its investment interest in Tunicom. Through its investment in Tunicom, the Company expects to receive a distribution to pay all of its liabilities in connection with Tunicom?s sale of land, anticipated to occur in October 2006 (as discussed in Note 2). In the event the sale of land is delayed or not consummated the managing general partner of the Company has guaranteed the settlement of Tunicom?s outstanding bank financing which was used to fund the operations of the Company. Under this arrangement the managing general partner would not take any action against the Company regarding its demand note payable prior to June 30, 2007. In addition, if the Company is unable to obtain additional funding from Tunicom or receive additional partner contributions or obtain financing, the managing general partner will contribute or loan funds to meet any general and administrative costs for the next fiscal year.

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)




NOTE 8 ? SUBSEQUENT EVENTS


	On July 12, 2006, All-State Properties, L.P. entered into a letter of intent (?LOI?) with Hubei Longdan Biological Medicine Technology Co.
Ltd., a company organized under the laws of the People?s Republic of China (?Longdan?).

	Under the LOI, the Company and Longdan will negotiate a definitive agreement pursuant to which the Company would acquire all of the outstanding capital stock of Longdan (the ?Acquisition?). Preliminary to the consummation of the Acquisition, the Company would convert from a Delaware limited partnership to a Delaware corporation and form a subsidiary into which Longdan would merge. The LOI contemplates that Longdan?s shareholders will receive shares of the Company equal to approximately 91% of the Company?s issued and outstanding capital stock for their shares of Longdan and that the Company?s existing partners will have approximately 9% of the outstanding capital stock after consummation of the Acquisition. Following completion of the Acquisition, all of the officers and directors of the Company would resign and be replaced by Longdan nominees.

	Consummation of the Acquisition is subject to several conditions, including approval of the Acquisition by the partners of the Company and the principals of Longdan, and delivery by Longdan of audited financial statements reflecting revenues of approximately $2.23 million for the year ended December 31, 2005 and shareholder equity of $14.8 million as of December 31, 2005. In addition, the consummation of the Acquisition will be conditioned on the consummation of either (i) the sale of the real property owned by Tunicom and distribution of the proportionate net proceeds to the Company?s partners after payment of the Company?s outstanding obligations or (ii) a divesture of the Company?s interest in Tunicom to an entity holding such interest for the benefit of the Company?s partners and the related assumption of all of the Company?s outstanding obligations. Under the LOI, Longdan is obligated to pay all of the Company?s costs incurred in connection with the Acquisition and related transactions.

	The LOI will terminate if the Company has not entered into a definitive agreement within 120 days of the LOI, unless extended by the parties.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



C O N T E N T S

	PAGE

Report of Independent Registered Public Accounting Firm	II-21

Financial Statements:

   Balance Sheets					II-22

   Statements of Operations		II-23

   Statements of Changes in Members? Equity			II-24

   Statements of Cash Flows	II-25/26

   Notes to Financial Statements	II-27/31

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Members of
Tunicom LLC
Lauderhill, Florida

We have audited the accompanying balance sheets of Tunicom LLC (formerly Unicom Partnernship, Ltd.) as of June 30, 2006, and 2005 and the related statements of operations, changes in member?s equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunicom LLC as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with generally accepted accounting principles in the United States of America.



Miami, Florida
September 15, 2006

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
JUNE 30, 2006 AND 2005
(AUDITED)

A S S E T S

			JUNE 30
         	2 0 0 6         2 0 0 5

Land and development costs			$	828,718	$	813,809

Cash			5,533		2,715

Funds held in escrow		50,000		50,000

Note receivable and accrued interest ?
 related parties			199,855		164,610

Prepaid expenses		30,025		30,025

TOTAL ASSETS 			$	1,114,131	$	1,061,159


LIABILITIES AND MEMBERS? EQUITY

LIABILITIES:

  Accounts payable and accrued
   expenses		$	72,403	$	39,832
  Notes payable (including accrued
   interest of $27,127 and $1,685,
   respectively)			334,275		247,148

  Deposit on sale of land			50,000		50,000

Total liabilities					456,678		336,980

COMMITMENTS AND CONTINGENCIES

MEMBERS EQUITY					657,453		724,179

TOTAL LIABILITIES AND MEMBERS?
 EQUITY			$	1,114,131	$	1,061,159













See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



	 2 0 0 6       2 0 0 5	        2 0 0 4
REVENUES:

  Interest and other
   income	$	10,225	$	8,230	$	1,510


		10,225		8,230		1,510

EXPENSES:


  General and
   administrative		20,258		23,127		52,347

  Taxes and insurance		25,396		18,341		958

		45,654		41,468		53,305
NET INCOME (LOSS) BEFORE
 OTHER EXPENSES:		(35,429)		(33,238)		(51,795)

OTHER EXPENSES:

  Interest		31,297		14,589		5,357

NET INCOME (LOSS)	$	(66,726)	$	(47,827)	$	(57,152)
























See accompanying summary of accounting policies and notes to financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CHANGES IN MEMBERS? EQUITY
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



                                2 0 0 6       2 0 0 5       2 0 0 4

MEMBERS? EQUITY
  - Beginning	$	724,179	$	772,006	$	829,158

  Net loss		(66,726)		(47,827)		(57,152)

MEMBERS? EQUITY
  - Ending	$	657,453	$	724,179	$	772,006





































See accompanying summary of accounting policies and notes to financial statements.

II?24





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)


                                         2 0 0 6       2 0 0 5       2 0 0 4

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:

	Interest received	$	5,400	$	-	$	230
	Cash paid - interest		-		(13,379)		(8,101)
	Cash paid ? suppliers,
	 employees and administrative
	 expenses		(15,039)		(19,377)		(45,454)
	Cash paid taxes and insurance		(984)		(18,341)		(958)
	  Net Cash (Used)
     Provided by Operating)		(10,623)		(51,097)		(54,283)

Cash Flows from Investing
 Activities:

	Capital expenditures			(14,909)		(12,212)		(12,054)

	  Net Cash Provided
	   (Used) by Investing
	   Activities		(14,909)		(12,212)		(12,054)

Cash Flows from Financing
 Activities:

	Cash received (paid) ?
	 related party		(30,420)		(33,000)		(111,875)
	Cash received (paid)
	 notes		58,770		97,362		148,101

	  Net Cash (Used) Provided
	   by Financing Activities		28,350		64,362		36,226

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS		2,818		1,053		(30,111)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR		2,715		1,662		31,773

CASH AND CASH EQUIVALENTS -
 END OF YEAR	$	5,533	$	2,715	$	1,662






See accompanying summary of accounting policies and notes to financial statements.

II-25





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)

                                    YEARS ENDED JUNE 30,
	2 0 0 6		  2 0 0 5		  2 0 0 4

Reconciliation of net income
 to net cash provided (used)
 by operating activities:

   Net Income (Loss)	$	(66,726)	$	(47,827)	$	(57,152)

Adjustments to reconcile net
 income (loss) to net cash provided
 (used)by operating activities:

  (Increase) land and development
   costs	$	-	$	-	$	(6,290)
  (Increase) in funds held in
   escrow		-		(50,000)		-
  (Increase) in accrued
   interest ? notes receivable		(4,825)		(8,230)		(1,280)
  (Increase) Decrease in prepaid
   assets		-		3,219		(3,219)
  Increase in accounts payable
   and accrued expenses		32,571		531		13,183
  Increase in accrued
   interest payable		28,357		1,210		475
  Increase in deposit on
   sale of land		-		50,000		-

   Total Adjustments		56,103		3,270		2,869

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES	$	(10,623)	$	(51,097)	$	(54,283)




















See accompanying summary of accounting policies and notes to financial statements.

II-26





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

Tunicom LLC (?Tunicom?) (formerly known as Unicom Partnership, Ltd.) was formed on October 27, 1986 to acquire land from City Planned Communities (a former related entity liquidated on July 1, 2001) for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). In August 2000 the rental property was sold. The only remaining asset of the company consists of a vacant parcel of land.

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

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2006.

F.	Income Tax Reporting

No provision is made in the financial statements for income taxes since such taxes are the responsibility of the members and not the limited liability company.






II?27





TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
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

In May 2005, the FASB issued SFAS No. 154, ?Accounting Changes and Error Corrections? ? replacement of APB Opinion 20, ?Accounting Changes?, and FASB Statement 3, ?Reporting Accounting Changes in Interim Financial Statements?. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of a change in accounting principle to be limited to the direct effects of the change and be applied to prior periods? financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company?s financial statements.

NOTE 2 ? NOTE RECEIVABLE AND ACCRUED INTEREST - RELATED PARTIES

	Tunicom advanced funds to two related entities under common ownership. The funds are due on demand and accrue interest at 6% per annum. Accrued interest of $14,435 and $9,610 is included in the notes as of June 30, 2006 and 2005, respectively.

NOTE 3 ? ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued
expenses at June 30, 2006 and
2005 consist of the following:

                                   2 0 0 6         2 0 0 5

Accounts payable (includes
  $31,375 of related party
  amounts)	$	37,211	$	31,992
Real estate taxes		35,192		7,840
		$	72,403	$	39,832

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(AUDITED)




NOTE 4 ? NOTES PAYABLE ? LINE OF CREDIT

	Tunicom has a secured promissory note with a financial institution that accrued interest at 6% per annum through September 29, 2004 and at the stated prime rate plus 2% per annum thereafter (10.25% at June 30, 2006).
The note is secured by the Company?s assets and matures on September 29, 2006. The total balance outstanding at June 30, 2006 and 2005 was $248,000 and $247,148, respectively. Interest expense for the years ended June 30, 2006, 2005 and 2004 was approximately $27,000, $14,589 and $5,357, respectively. On September 26, 2006 the Company received a commitment from the financial institution to extend the outstanding balance due at September 29, 2006 to November 28, 2006.

	Tunicom has a line of credit that was entered into with a financial institution on November 15, 2005 for $100,000. The line of credit is secured by a certificate of deposit held in the name of a related party (the General Partner of All-State Properties, L.P.). The line accrues interest at the stated prime rate plus .5% (8.75% at June 30, 2006). The line matures on November 16, 2006. The total balance outstanding at June 30, 2006 is $86,275.

NOTE 5 ? COMMITMENTS AND CONTINGENCIES

A.	Distributions

	Presently, the cash flow that becomes available for distribution will be distributed to the members as follows:

		  .1000%	G.P. Unicom
		  .7662% 	F. Trace, Inc. the former general
		  	 partner of Tunicom
		23.2758% 	Other limited partners
		37.9290% 	Newnel Partnership
		37.9290% 	All-State Properties L.P. (including 2.62% given
		 	 to certain individuals who made cash
		 	 advances to Tunicom on behalf of
			 All-State Properties L.P.

		100.00%

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
		(AUDITED)


NOTE 5 ? COMMITMENTS AND CONTINGENCIES (CONTINUED)

	B.	Sale of Land

	Tunicom signed an agreement of sale on October 2, 2004 (amended April 5, 2006) to sell the property for a price of $1,800,000. The purchase price is comprised of $1,430,000, as consideration for the sale of the property and $370,000, as a conditional reimbursement of Tunicom for certain costs incurred in connection with the development of the property. Tunicom received deposits of $50,000 from the prospective purchaser that is being held in escrow. Closing the transaction at that price, however, is contingent upon Tunicom obtaining all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Members of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties, L.P.?s general partner for accomplishing the obtaining of all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the management company of Tunicom. The Company anticipates receiving net closing proceeds of approximately $1,200,000. The closing on the sale of the property is expected to occur in October 2006.

C.	Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $66,726 during the year ended June 30, 2006, and as of that date, the Company has total notes payable to a financial institution of $334,275, other current liabilities of $72,403 and a land asset of $828,718. The Company?s outstanding notes payable are maturing in November, 2006. The land asset has also been used as collateral for $248,000 of these notes. The Company plan is to use the net proceeds from the sale of this land asset to pay off these notes at maturity. The Company anticipates receiving net sale proceeds of approximately $1,200,000 in connection with the pending sale of this land, anticipated to occur in October 2006 (as discussed in Note 5). In the event the sale of land is delayed or not consummated and no financing arrangements are entered into, the president of the managing member of the Company has guaranteed the settlement of these notes payable including accrued interest upon maturity. In addition, if the current members of the Company do not contribute additional capital, the president of the managing member will contribute or loan amounts to meet any general and administrative costs for the next fiscal year.

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
		(AUDITED)




NOTE 6 ? TRANSACTIONS WITH RELATED PARTIES

	A.	Accounts Payable and Accrued Expenses

	Accounts payable and accrued expenses include amounts payable to entities under common ownership in the amount of $31,375 as of June 30, 2006 and 2005, respectively.

	B.	Management Fees

	Tunicom pays management fees to a company owned by the general partner at a rate of $1,250 a month. The total fee was $15,000 each of the three years in the period ended June 30, 2006 and is included in General and Administrative expense.

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

	None.
PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           77        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, L.P. since
		1971

		Managing Member of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997



III-1






ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the three year period ended June 30, 2006.

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
           	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The following table sets forth as of June 30, 2006 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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

	The following discussion of certain relationships and related transactions should be read in conjunction with our financial statements and notes as of June 30, 2006.

Name of specified person:	Stanley R. Rosenthal
Relationship of such person:	General Partner with
			  5% ownership interest
Amount of transactions:	Notes receivable (contra-
			  capital account)
			  (4% interest, non-recourse)	$	94,503
			Accrued interest
			  receivable (non-recourse)	$	36,798



III-2






ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Name of specified entity:	Tunicom LLC
Relationship of such entity:	36.12% ownership interest in entity
Amount of transaction:	Note payable (6% interest)	$	(173,000)
			Accrued interest payable	$	(12,809)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	The following fees were invoiced by the auditing firm for the years ended June 30,

                                      2 0 0 6        2 0 0 5        2 0 0 4

	Audit fees	$	20,000	$	17,500	$	20,000
	Audit ? related fees		-		-		-
	Tax fees				3,500		3,500		5,000
	Other fees		-		-		-

	Total		$		23,500		$		21,000	$	25,000

Professional services are approved by the Company?s general partner prior to the completion of the audit.

Tax fees consists of fees billed for professional services including assistance regarding federal and state tax compliance and related services.

































III-3







PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES



				PAGE
    (a)	1.	Financial Statements included in Part II
		of this report:

		FINANCIAL STATEMENTS:

		Registrant:
		Balance Sheets as of June 30, 2006 and 2005		II-8

		Statements of Operations for the years ended
			June 30, 2006, 2005, and 2004					II-9

		Statements of Changes in Partners' Capital
		(Deficiency) for the years ended June 30, 2006,
		2005 and 2004			II-10

		Statements of Cash Flows for the years ended
		June 30, 2006, 2005 and 2004		II-11/12

		Notes to Financial Statements for the years
		ended June 30, 2006, 2005 and 2004			II-13/19


		Investment in real estate limited liability company:
		Balance Sheets as of June 30, 2006 and 2005			II-22

		Statements of Operations for the years ended
		June 30, 2006, 2005 and 2004			II-23

		Statements of Changes in Members? Equity
		for the years ended June 30, 2006, 2005
		and 2004			II-24

		Statements of Cash Flows for the years ended
		June 30, 2006, 2005 and 2004			II-25/26

		Notes to Financial Statements for the years
		Ended June 30, 2006, 2005 and 2004			II-27/31

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTIUNED)



2.	All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

3.	See Exhibit Index below:

    (b)	The registrant has not filed a Form 8-K during the fourth of the fiscal year.

On July 12, 2006 the registrant filed a Form 8-K describing the entering into a letter of intent to acquire Hubei Longdan Biological Medicine Technology Company, Ltd.

			PAGE NO. OR INCORPORATION
	(c)	EXHIBITS	      BY REFERENCE

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
		due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986

	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

(11)     Exhibits indicating computa-	IV-6
	tion of earnings per unit for
	the years ended June 30, 2006
	2005 and 2004

(22)	Subsidiaries of the Registrant:

   (d)	NONE

	Signature Page    	IV-7

(31)     Certification pursuant to	IV-8
	18 U.S.C. Section 1350, as
	adopted pursuant to Section
	302 of the Sarbanes-Oxley
	Act of 2002

(32)     Certification of Chief	IV-9
	Executive Officer pursuant
	to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of
	2002

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2006, 2005 AND 2004


	2 0 0 6        2 0 0 5        2 0 0 4
Computation of pri-
 mary earnings per
 unit:
    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net Income (Loss)
 Before Extraordinary
 Items	$	(78,016)	$	(72,285)	$	(69,206)

Computation of Fully
 diluted income (Loss)
 per unit Before Extra-
 ordinary Items	$      (0.03)	$       (0.02)	$      (0.02)

Net Income (Loss)
 After Extraordinary
  Items	$	(78,016)	$	(72,285)	$	(69,206)


Computation of Fully
 diluted income (Loss)
 per unit after Extra-
 ordinary Items	$      (0.03)	$       (0.02) 	$      (0.02)

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


Date:  September 28, 2006








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         ALL-STATE PROPERTIES L.P.


                  By:	   ____________________
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 28, 2006
















IV-7






CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES, L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



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

4.	As the registrants certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. 	As the registrant?s certifying officer, I have disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls.


Date:  September 28, 2006



_____________________
Stanley Rosenthal
General Partner





IV-8





CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of All-State Properties L.P. for the year ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of All-State Properties L.P.


Date:  September 28, 2006
	By:	Stanley R. Rosenthal




	Name:	Stanley R. Rosenthal
	Title:	General Partner




































IV-9