Form 10-Q
period 2006-09-30
ALL STATE PROPERTIES LP
filed 2006-11-14
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               YES   X
                               NO

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

                       Large accelerated filer
                       Accelerated filer
                       Non-accelerated filer   X














UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
(CONTINUED)





Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                               YES
                               NO    X

Indicate the number of limited partnership units outstanding as of the latest practicable date.


         Class                 Outstanding at September 30, 2006

 Limited Partnership Units              3,118,303 Units







	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
THREE MONTHS ENDED SEPTEMBER 30, 2006


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1	Financial Statements	2-13

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	14

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	14

ITEM 4	Controls and Procedures.	15

	Supplemental Information and Exhibits	16-18

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	19

ITEM 2 	Unregistered Sales of Equity Securities and
	 Use of Proceeds	19

ITEM 3	Defaults Upon Senior Securities	19

ITEM 4	Submission of Matters to Vote of
	 Security Holders	19

ITEM 5	Other Information	19

ITEM 6 	Exhibits and Reports on Form 8-K	19

	Signatures	20

	Certifications	21?23





Page 2
ITEM 1 	FINANCIAL STATEMENTS












ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006










		Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
THREE MONTHS ENDED SEPTEMBER 30, 2006


I N D E X
		PAGE

	Report of Independent Registered Public
	 Accounting Firm	4-5

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	6

	Condensed Statements of Operations	7

	Condensed Statements of Cash Flows	8-9

	Notes to Condensed Financial Statements	10-13

	SUPPLEMENTAL INFORMATION:

	Condensed Financial Information for
	 Real Estate Limited Liability Company:

	   Condensed Balance Sheet	16

	   Condensed Profit and Loss Information	17

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		18









Page 4



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of September 30, 2006 and the related condensed statements of operation and cash flows for the three-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the partnership?s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with the generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of All-State Properties L.P. as of June 30, 2006, and the related statements of operations, partners? capital (deficiency) and cash flows for the year then ended (not presented herein); and in our report dated September 15, 2006, we expressed an unqualified opinion on those financial statements.












Page 5



FREEMAN BUCZYNER & GERO
1 SE THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONTINUED)




In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the condensed financial information for Tunicom LLC, appearing on pages 16 and 17, and the exhibit indicating the computation of earnings per partnership unit, appearing on page 18, is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.


Miami, Florida
November 8, 2006






















Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006



	SEPTEMBER		  JUNE
	   30,		   30,
	 2 0 0 6      2 0 0 6
ASSETS	(UNAUDITED)

Cash	$	273	$	961

Investment in real estate
  limited liability company ?
   related parties		231,674		237,170

TOTAL ASSETS	$	231,947	$	238,131

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

LIABILITIES:
   Accounts payable and other
    liabilities	$	18,873	$	24,378
   Deferred revenue ? related party		68,207		68,207
   Notes payable ? related party		201,017		185,809

		288,097		278,394
PARTNERS? CAPITAL (DEFICIENCY):
   Partners' Capital 		138,630		154,517
   Notes receivable - partners		(194,780)		(194,780)

			(56,150)		(40,263)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIENCY)	$	231,947	$	238,131


















See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)





		   2 0 0 6 		   2 0 0 5
REVENUES:

	Equity in loss of real estate
	 limited liability company ?
	  related party	$	(5,496)	$	(3,990)

COST AND EXPENSES:

	General and administrative		7,683		17,158

	Interest expense		2,708		2,160

			10,391		19,318

NET INCOME (LOSS)	$	(15,887)	$	(23,308)

NET INCOME (LOSS) PER PARTNERSHIP
 UNIT OUTSTANDING	      (0.01) 	      (0.01)

CASH DISTRIBUTIONS PER UNIT	       NONE		       NONE
























See accompanying notes and accountant?s review report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



		  2 0 0 6		   2 0 0 5
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for general and
	 administrative expenses	$	(13,188)	$	(2,195)
	Interest paid		-		(5,400)
	   Net Cash Used by
	    Operating Activities		(13,188)		(7,595)

CASH FLOW FROM FINANCING ACTIVITIES:
	Proceeds from notes payable -
	 related party		12,500		-

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS		(688)		(7,595)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		961		8,759

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD	$	273	$	1,164



























See accompanying notes and accountant?s review report.




Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



		  2 0 0 6		   2 0 0 5
RECONCILIATION OF NET INCOME
 TO NET CASH USED BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	(15,887)	$	(23,308)

ADJUSTMENTS TO RECONCILE NET
 INCOME (LOSS) TO NET CASH USED
 BY OPERATING ACTIVITIES:

	Equity in loss of real estate
	 limited liability company ?
	 related party		5,496		3,990
	Interest expense		2,708		(3,240)

	Changes in Assets and Liabilities:
	  (Decrease) increase in accounts
	   payable		(5,505)		14,963

	      Total adjustments		2,699		15,713

NET CASH USED BY
 OPERATING ACTIVITIES	$	(13,188)	$	(7,595)























See accompanying notes and accountant?s review report.




Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)



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

	The Company?s principal business has been land development and the construction and sale of residential housing in Broward County, Florida. However, it has substantially completed its land development activities and the sale of residential housing. Its present activities are through a 36.12% owned Florida limited liability corporation, Tunicom
LLC (Tunicom) (formerly known as Unicom Partnership Ltd.)
Tunicom owns land for development.

2.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements and related notes included in the Company?s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results expected for the full year.








Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)


2.		BASIS OF PRESENTATION (CONTINUED)

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

3.	INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY ?
RELATED PARTY
	Tunicom has approximately five acres for sale as a site for an assisted living facility. This represents Tunicom?s sole remaining asset. Tunicom signed an agreement of sale on October 2, 2004 (amended April 5, 2006) to sell the property for a price of $1,800,000. The purchase price is comprised of $1,430,000, as consideration for the sale of the property and $370,000, as a conditional reimbursement of Tunicom for certain costs incurred in connection with the development of the property. Tunicom received deposits of $50,000 from the prospective purchaser that is being held in escrow. Closing the transaction at that price, however, is contingent upon Tunicom obtaining at its cost all governmental approvals required before a building permit can be issued and the availability of financing acceptable to buyer. Members of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State
Properties L.P.?s general partner for obtaining all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the management company of Tunicom. The closing on the sale of the property is expected to occur in November 2006.










Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)



4.	NOTES RECEIVABLE ? PARTNERS

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
5.	LETTER OF INTENT ? ACQUISITION
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









Page 13
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

5.	LETTER OF INTENT ? ACQUISITION (CONTINUED)
Consummation of the Acquisition is subject to several conditions, including approval of the Acquisition by the partners of the Company and the principals of Longdan, and delivery by Longdan of audited financial statements reflecting revenues of approximately $2.23 million for the year ended December 31, 2005 and shareholder equity of $14.8 million as of December 31, 2005. In addition, the consummation of the Acquisition will be conditioned on the consummation of either (i) the sale of the real property owned by Tunicom and distribution of the proportionate net proceeds to the Company?s partners after payment of the Company?s outstanding obligations or (ii) a divesture of the Company?s interest in Tunicom to an entity holding such interest for the benefit of the Company?s partners and the related assumption of all of the Company?s outstanding obligations. Under the LOI, Longdan is obligated to pay all of the Company?s costs incurred in connection with the Acquisition and related transactions.
Although the LOI by its terms expired 120 days after its execution, the parties continue to work toward a closing in accordance with the terms of the LOI.

ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ? ALL-STATE
PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operation, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2005

The net loss for the three month period September 30, 2006 as compared to the three month period ended September 30, 2005 represents the results of operations due to the administration of the Company and equity in loss income from its investment in the real estate limited liability company, Tunicom LLC

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006 and September 30, 2005, cash used by operations was $13,188 and $7,595, respectively, primarily for the payment of general and administrative expenses. Since the Company has no operating revenues, funds were advanced from a related party. The Company will continue to obtain funds from the related party or through partner capital contribution to pay for future operating expenses. Through its investment in the real estate limited liability company, Tunicom, the Company expects to receive cash of approximately $450,000 in connection with Tunicom?s sale of land which is anticipated to occur in November, 2006. The related party advances will be repaid from the proceeds of the sale. In the event the sale of land is delayed or not consummated, the managing general partner of the Company has guaranteed the settlement of Tunicom?s outstanding bank financing which was used to fund the operations of the Company. Under this arrangement, the managing general partner would not take any action against the Company regarding its demand note payable prior to June 30, 2007. Additionally, if for whatever reason the Company is unable to obtain additional funding from Tunicom or receive additional partner contributions or obtain financing, the managing general partner will contribute or loan funds to meet any general and administrative costs for the next fiscal year.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

None.

ITEM 4	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the general partner, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the general partner concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE LIMITED
 LIABILITY COMPANY - TUNICOM LLC
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006 AND JUNE 30, 2006
(UNAUDITED)

		 SEPTEMBER		    JUNE
		 30, 2006		  30, 2006
ASSETS:
Land and development costs	$	843,874	$	828,718
Cash		193		5,533
Funds held in escrow		50,000		50,000
Notes receivable and accrued
 interest ? related party		215,252		199,855
Prepaid expenses		30,025		30,025

	Total	$	1,139,344	$	1,114,131

LIABILITIES AND MEMBERS' EQUITY:
Accounts payable and other
 liabilities	$	91,687	$	72,403
Notes payable		347,363		334,275
Note payable - related party		8,057		-
Deposit on sale of land		50,000		50,000
Members? equity		642,237		657,453

	Total	$	1,139,344	$	1,114,131























See accompanying notes and accountant?s review report.

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE LIMITED LIABILITY
COMPANY - TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

		  2 0 0 6   	  2 0 0 5
REVENUES:
Interest and other	$	2,896	$	2,327

	Total income		2,896		2,327

EXPENSES:
General and administrative		4,122		4,098
Taxes and insurance		5,345		3,919
Interest		8,645		5,356

	Total expenses		18,112		13,373

NET INCOME (LOSS)	$	(15,216)	$	(11,046)






























See accompanying notes and accountant?s review report.




Page 18
EXHIBIT
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30,






		   2 0 0 6      2 0 0 5

Partnership units outstanding    		3,118,303		3,118,303

Net Income (Loss)	$	(15,887)	$	(23,308)

Net Income (Loss) Per Partnership
 Unit	$      (0.01) $     (0.01)




































See accompanying notes and accountant?s review report.




Page 19
ALL-STATE PROPERTIES L.P.

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

ITEM 5 ? Other Information

	None.

ITEM 6 - Exhibits

(10)	Letter of intent to acquire Hubei Longdan
Biological Medicine Technology Company, Ltd.
(Exhibit 10.1 to the Form 8K (File No. 0-12895) dated July 12, 2006 and incorporated herein by reference).

(31)	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Page 21).

(32)	Certification of Chief Executive Officer (General
Partner) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Page 23).















Page 20




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


		ALL-STATE PROPERTIES L.P.



                                By:  __________________________
                                           STANLEY ROSENTHAL
                                            General Partner


Dated: November 13, 2006















Page 21
EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




I, Stanley Rosenthal, certify that:

1.	I have reviewed this annual report on Form 10-Q of All-State
Properties L.P.;

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

4. 	As the registrants certifying officer I am responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and










Page 22


CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(CONTINUED)


5. 	As the registrant?s certifying officer, I have disclosed,
based on our most recent evaluation, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls: and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls.



Date:  November 13, 2006



_____________________
Stanley Rosenthal
General Partner



























Page 23

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report on Form 10-Q of All-State Properties L.P. for the three months ended September 30, 2006 fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of All-State Properties L.P.


Date:  November 13, 2006



_____________________
Stanley Rosenthal
General Partner