Form 10-Q
period 2006-12-31
ALL STATE PROPERTIES LP
filed 2007-02-14
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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


         Class                 Outstanding at December 31, 2006

 Limited Partnership Units              3,118,303 Units







	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
SIX MONTHS ENDED DECEMBER 31, 2006


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1	Financial Statements	2-14

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	15

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	15

ITEM 4	Controls and Procedures.	16

	Supplemental Information and Exhibits	17-19

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	20

ITEM 2 	Unregistered Sales of Equity Securities and
	 Use of Proceeds	20

ITEM 3	Defaults Upon Senior Securities	20

ITEM 4	Submission of Matters to Vote of
	 Security Holders	20

ITEM 5	Other Information	20

ITEM 6 	Exhibits and Reports on Form 8-K	20

	Signatures	21

	Certifications	22?24





Page 2
ITEM 1 	FINANCIAL STATEMENTS












ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)

* * * * * * * * * * * * * *

REVIEW FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS
 ENDED DECEMBER 31, 2006










		Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006


I N D E X
		PAGE

	Report of Independent Registered Public
	 Accounting Firm	4-5

	FINANCIAL STATEMENTS:

	Condensed Balance Sheets	6

	Condensed Statements of Operations	7

	Condensed Statements of Cash Flows	8-9

	Notes to Condensed Financial Statements	10-14

	SUPPLEMENTAL INFORMATION:

	Condensed Financial Information for
	 Real Estate Limited Liability Company:

	   Condensed Balance Sheet	17

	   Condensed Profit and Loss Information	18

	Exhibit - Computation of Income (Loss)
	 Per Partnership Unit		19









Page 4










REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
All-State Properties, L.P.
Lauderhill, Florida

We have reviewed the accompanying condensed balance sheet of All-State Properties L.P. as of December 31, 2006 and the related condensed statements of operation and cash flows for the three-month and six-month periods ended December 31, 2006 and 2005. These financial statements are the responsibility of the partnership?s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

As discussed in Note 7, the Company plans to either consummate a reverse merger with an unrelated party or, if not consummated, liquidate and distribute its retaining net assets. This indicates that the Company may not continue in business in the future.



MORRISON, BROWN, ARGIZ & FARRA, LLP
Miami, Florida
February 9, 2007





























Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006



	DECEMBER		  JUNE
	   31,		   30,
	 2 0 0 6      2 0 0 6
ASSETS	(UNAUDITED)

  Cash	$	920	$	961

  Interest receivable		6,500		-

  Investment in real estate
    limited liability company ?
    related parties		448,905		237,170

TOTAL ASSETS	$	456,325	$	238,131

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

LIABILITIES:

   Accounts payable and other
    liabilities	$	1,025	$	24,378

   Deferred revenue ? related party		-		68,207

   Notes payable ? related party		242,097		185,809

		243,122		278,394
PARTNERS? CAPITAL (DEFICIENCY):

   Partners' Capital 		213,203		154,517

   Notes receivable - partners		-		(194,780)

			213,203		(40,263)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIENCY)	$	456,325	$	238,131











See accompanying notes and accountant?s review report.




Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)





	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5
REVENUES:

	Equity in income
	 (loss) of real
	 estate limited
	 liability company
	 - related party	$	217,232	$	(7,137)	$	211,736	$	(11,127)

	Realization of
	 deferred revenue		68,207		-		68,207			-

			285,439		(7,137)		279,943		(11,127)
COST AND EXPENSES:

	General and
	 administrative		19,706		6,748		27,389		23,906

	Write-off of
	 accrued interest
	 receivable		48,423		-		48,423		-

	Interest expense		2,880		2,274		5,588		4,434

		71,009		9,022		81,400		28,340

NET INCOME (LOSS)	$	214,430	$	(16,159)	$	198,543	$	(39,467)

NET INCOME (LOSS) PER
 PARTNERSHIP UNIT	$	0.08	$	(0.01)	$	0.08	$	(0.01)
CASH DISTRIBUTIONS PER
 UNIT	NONE	NONE	NONE	NONE






See accompanying notes and accountant?s review report.




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX	 MONTHS ENDED DECEMBER 31,
(UNAUDITED)



		  2 0 0 6		   2 0 0 5
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for general and
	 administrative expenses	$	(50,741)	$	(17,143)

	Interest paid		-		(5,400)

	   Net Cash Used by
	    Operating Activities		(50,741)		(22,543)

CASH FLOW FROM FINANCING ACTIVITIES:
	Proceeds from notes payable -
	 related party		50,700		15,000

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS		(41)		(7,543)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR		961		8,759

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD	$	920	$	1,216

























See accompanying notes and accountant?s review report.




Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)



		  2 0 0 6		   2 0 0 5
RECONCILIATION OF NET INCOME
 TO NET CASH USED BY
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	198,543	$	(39,467)

ADJUSTMENTS TO RECONCILE NET
 INCOME (LOSS) TO NET CASH USED
 BY OPERATING ACTIVITIES:

	Equity in (Income) loss of real
	 Estate limited liability company ?
	 related party		(211,735)		11,127

	Recognition of deferred revenue		(68,207)		-

	Interest expense		5,588		-

	Interest receivable write-off		48,423		-

	Changes in Assets and Liabilities:

	  (Decrease) increase in accounts
	   payable		(23,353)		6,763

	  Decrease in notes payable related
	   parties		-		(966)

	      Total adjustments		(249,284)		16,924

NET CASH USED BY
 OPERATING ACTIVITIES	$	(50,741)	$	(22,543)














See accompanying notes and accountant?s review report.




Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

The Company owns a 36.12% member interest in Tunicom LLC, a Florida limited liability company (?Tunicom?). The Tunicom interest is the only significant asset of the Company. The Company has no operating business and no source of operating income.

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

Operating results for the quarter and the six months ended
December 31, 2006 are not necessarily indicative of the results expected for the full year.











Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
RELATED PARTY
	On December 19, 2006, Tunicom sold its sole asset, five acres of undeveloped commercial and residential land located in Lauderhill, Florida for a total purchase price of $1,800,000.
A fee of $250,000 is to be paid by Tunicom to the general partner of the Company for his assistance in obtaining necessary permits and consents, governmental and otherwise, required under the agreement of purchase and sale and also for his assistance to the buyer in securing the required financing. Tunicom?s arrangement with the Company?s general partner was unanimously approved by the members of Tunicom with the Company and its general partner abstaining in May
2002. In conjunction with Tunicom?s sale, the Company recognized $68,207 of deferred revenue relating to the same land sold to Tunicom in a prior period.




















Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)


4.	NOTES RECEIVABLE ? PARTNERS

The Company has written off notes receivable attributable to the issuance of certain equity units that had been previously reflected as a reduction of partners? capital. Based on the sale of the Tunicom land, the Company estimates after projected expenses approximately $6,500 will be due these unit owners. This amount will be offset against accrued interest of $54,923 due from these unit owners. The balance of $48,423 has been written-off.
5.	ACQUISITION AGREEMENT - LETTER OF INTENT
In July 2006 and subsequently amended the Company entered into a letter of intent (?LOI?) with Hubei Longdan Biological Medicine Technology Co. Ltd. (?Longdan?), a company organized under the laws of the People Republic of China (the ?PRC?). Longdan is engaged in the production and sale of pharmaceutical products in the PRC.
Under the LOI, the Company and Longdan agreed to certain terms for the acquisition by the Company of all of the outstanding capital stock of Longdan (the ?Acquisition?). The LOI has expired by its terms but the Company and Longdan have continued to negotiate the terms of a possible Acquisition.
Under the terms of the LOI, it was contemplated that the Company would convert from a limited partnership to a Delaware corporation and form a Delaware corporation into which Longdan would merge. However, Longdan has advised the Company that the laws of the PRC place limitations on the foreign ownership of Chinese companies. In addition, there have been changes in the business of Longdan that, together with the limitation on foreign ownership, have required a renegotiation of the terms of the possible Acquisition.

















Page 13
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)


5.	ACQUISITION AGREEMENT - LETTER OF INTENT (CONTINUED)
In anticipation of the possible Acquisition, on December 20, 2006, Longdan entered into certain agreements with Longdan International Inc., a newly-formed company incorporated under the laws of Nevis (?Longdan International?). Longdan International is a variable interest entity that is permitted to consolidate its financial statements with Longdan, the operating entity with which it has qualifying contractual arrangements.
The Company has reached an informal unwritten agreement in principal with Longdan International on revised terms of an Acquisition that if consummated would result in Longdan International?s shareholders receiving shares of the Company equal to approximately eighty nine percent (89%) of the Company?s issued and outstanding capital stock for their shares of Longdan International with the balance of approximately eleven percent (11%) of the outstanding capital stock of the Company being held by the Company?s existing partners. The Company is currently negotiating the terms of a definitive agreement with Longdan and Longdan International. There can be no assurance that the acquisition will be completed by the parties.

6.	SUBSEQUENT EVENTS

In January 2007, Tunicom distributed a net amount of $1,270,000 to its members, of which the Company?s share was $458,644. From the distribution paid to the Company, the Company paid Tunicom $247,562 ($242,097 at December 31,
2006) representing the principal amount of, plus accrued and unpaid interest on, related party loans made by Tunicom (the ?Tunicom Loan?) to pay the operating expenses of the Company.

In February 2007, the Company made a final distribution to its partners in an aggregate amount of $211,082, or approximately $0.05 per partnership unit. The Company has approximately $50,000 of cash set aside for the payment of estimated expenses through June 30, 2007.

The Company is having ongoing discussions in negotiating the reverse merger acquisition with Longdan, however, the Company can provide no assurances as to when or if the proposed acquisition will occur or, if it does, on the final terms of the acquisition.





Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)



7. BUSINESS CONTINUITY


These financial statements have been prepared on a going concern basis. As previously discussed, as of February 6, 2007, the Company has realized its last remaining assets, liquidated all liabilities and has distributed all cash except for approximately $50,000. This cash will be used to pay expenses and to continue the plan to acquire Longdan through a reverse acquisition by fiscal year-end, June 30, 2007. If the Company does not reach a satisfactory agreement with Longdan or fails to receive approval for the Acquisition from its partners, it intends to dissolve the Company. This situation indicates that the Company may not continue in business in the future.

ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ? ALL-STATE
PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operation, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 2005

The net income for the three months ended December 31, 2006 as compared to the net loss for three months ended December 31, 2005 is the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the sale of land in December 2006.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2005

The net income for the six months ended December 31, 2006 as compared to the net loss for the six months ended December 31, 2005 is the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the sale of land in December 2006.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2006 and December 31, 2005, cash used by operations was $50,741 and $22,543, respectively, primarily for the payment of general and administrative expenses. Since the Company has no operating revenues, funds were advanced from a related party. The Company will obtain funds through distributions from its investment in the real estate limited liability company, Tunicom or through partner capital contribution to pay for future expenses. Through its investment in, Tunicom, the Company expects to receive a cash distribution of approximately $450,000 in connection with its share of Tunicom?s sale of land which occurred in December, 2006. The related party advances will be repaid, $50,000 will be retained for future expenses and the balance will be distributed to the partners.

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

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE LIMITED
 LIABILITY COMPANY - TUNICOM LLC
CONDENSED BALANCE SHEET
DECEMBER 31, 2006 AND JUNE 30, 2006
(UNAUDITED)

		 DECEMBER 		    JUNE
		 31, 2006		  30, 2006
ASSETS:

Land and development costs	$	-	$	828,718

Cash		1,298,071		5,533

Funds held in escrow		27,294		50,000

Notes receivable and accrued
 interest ? related party		257,682		199,855

Prepaid expenses		-		30,025

	Total	$	1,583,047	$	1,114,131

LIABILITIES AND MEMBERS' EQUITY:

Accounts payable and other
 liabilities	$	339,395	$	72,403

Notes payable		-		334,275

Deposit on sale of land		-		50,000

Members? equity		1,243,652		657,453

	Total	$	1,583,047	$	1,114,131















See accompanying notes and accountant?s review report.

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2006 AND 2005
(UNAUDITED)


	THREE MONTHS ENDED	SIX MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5
REVENUES:

Interest and other	$	6,330	$	2,442	$	9,226	$		4,769

Gain on sale of land		658,728		-		658,728		-

Total income		665,058		2,442		667,954		4,769

EXPENSES:

General and
 administrative		53,564		6,451		57,686		10,549

Taxes and insurance		3,103		9,156		8,448		13,075

Interest		6,976		6,594		15,621		11,950

Total expenses		63,643		22,201		81,755		35,574

NET PROFIT (LOSS)	$	601,415	$	(19,759)	$	586,199	$	(30,805)



















See accompanying notes and accountant?s review report.




Page 19
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005






		   2 0 0 6      2 0 0 5

Partnership units outstanding    		3,118,303		3,118,303

Net Income (Loss)	$	246,965	$	(39,467)

Net Income (Loss) Per Partnership
 Unit	$       0.08 $     (0.01)





































See accompanying notes and accountant?s review report.




Page 20
ALL-STATE PROPERTIES L.P.

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

ITEM 5 ? Other Information

	None.

ITEM 6 ? Exhibits and Reports on Form 8-K

(10a)Tunicom land sale and distribution and revised terms regarding acquisition of Longdan
International Inc. (File No. 0-12895) dated
December 19, 2006 and incorporated herein by reference).

(10b)Letter of intent to acquire Hubei Longdan
Biological Medicine Technology Company, Ltd.
(Exhibit 10.1 to the Form 8K (File No. 0-12895) dated July 12, 2006 and incorporated herein by reference).

(31)	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Page 21).

(32)	Certification of Chief Executive Officer (General
Partner) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Page 23).









Page 21




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


Dated: February 13, 2007















Page 22
EXHIBIT 31

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










Page 23


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



Date:  February 13, 2007



_____________________
Stanley Rosenthal
General Partner



























Page 24

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


Date:  February 13, 2007



_____________________
Stanley Rosenthal
General Partner