Form 10-Q
period 2007-03-31
ALL STATE PROPERTIES LP
filed 2007-05-18
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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


         Class                 Outstanding at March 31, 2007

 Limited Partnership Units              3,118,303 Units







	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
NINE MONTHS ENDED MARCH 31, 2007


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1	Financial Statements	2-9

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	10

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	10

ITEM 4	Controls and Procedures.	11

	Supplemental Information and Exhibits	12-14

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	15

ITEM 2 	Unregistered Sales of Equity Securities and
	 Use of Proceeds	15

ITEM 3	Defaults Upon Senior Securities	15

ITEM 4	Submission of Matters to Vote of
	 Security Holders	15

ITEM 5	Other Information	15

ITEM 6 	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Certifications	17?19





Page 2
ITEM 1  FINANCIAL STATEMENTS

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006



	  MARCH		  JUNE
	   31,		   30,
	 2 0 0 7      2 0 0 6
ASSETS	(UNAUDITED)

  Cash	$	36,712	$	961

  Investment in real estate
    limited liability company ?
    related party		-		237,170

TOTAL ASSETS	$	36,712	$	238,131

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

LIABILITIES:

   Accounts payable and other
    liabilities	$	3,856	$	24,378

   Deferred revenue ? related party		-		68,207

   Note payable ? related party		-		185,809

		3,856		278,394

PARTNERS? CAPITAL (DEFICIENCY):

   Partners' Capital 		32,856		154,517

   Notes receivable - partners		-		(194,780)

			32,856		(40,263)

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIENCY)	$	36,712	$	238,131










See accompanying notes.




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 7	2 0 0 6	2 0 0 7	2 0 0 6
REVENUES:

	Equity in income
	 (loss) of real
	 estate limited
	 liability company
	 - related party	$	3,613	$	(6,250)	$	215,349	$	(17,377)

	Realization of
	 deferred revenue		-		-		68,207			-

	Interest income		717		-		717			-

			4,330		(6,250)		284,273		(17,377)

COST AND EXPENSES:

	General and
	 administrative		17,163		15,314		44,551		39,220

	Write-off of
	 accrued interest
	 receivable		969		-		49,392		-

	Interest expense		5,464		2,504		11,052		6,938

		23,596		17,818		104,995		46,158

NET INCOME (LOSS)	$	(19,266)	$	(24,068)	$	179,278	$	(63,535)

NET INCOME (LOSS) PER
 PARTNERSHIP UNIT	$	(0.01)	$	(0.01)	$	0.06	$	(0.02)
CASH DISTRIBUTIONS PER
 UNIT	$	0.05	$	NONE	$	0.05	$	NONE






See accompanying notes.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31,
(UNAUDITED)



		  2 0 0 7		   2 0 0 6
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for general and
	 administrative expenses	$	(65,074)	$	(27,714)

	Interest paid		(23,860)		(5,400)
	Interest received		717		-

	   Cash Used in Operating Activities	(88,217)		(33,114)

CASH FLOW FROM INVESTING ACTIVITIES:
	Proceeds from investment in real estate
	  limited liability company ? related
	  party		458,050		-

	   Cash Provided by Investing
	    Activities		458,050		-

CASH FLOW FROM FINANCING ACTIVITIES:
	Repayment notes payable -
	 related party, net		(173,000)		26,000
	Distribution to partners		(161,082)		-

	   Cash (Used In) Provided by
	    Financing Activities		(334,082)		26,000

NET INCREASE (DECREASE) IN CASH		35,751		(7,114)

CASH AT BEGINNING OF YEAR		961		8,759

CASH AT END OF PERIOD	$	36,712	$	1,645
















See accompanying notes.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31,
(UNAUDITED)



		  2 0 0 7		   2 0 0 6
RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:

	Net Income (Loss)	$	179,278	$	(63,535)

ADJUSTMENTS TO RECONCILE NET
 INCOME (LOSS) TO NET CASH PROVIDED
 BY (USED IN) OPERATING ACTIVITIES:

	Equity in (income) loss of real
	 estate limited liability company ?
	 related party		(215,349)		17,377

	Recognition of deferred revenue		(68,207)		-

	Interest expense		(12,809)		1,538

	Interest receivable write-off		49,392		-

	Changes in Assets and Liabilities:

	  (Decrease) increase in accounts
	   payable		(20,522)		11,506

	      Total adjustments		(267,495)		30,421

CASH USED IN OPERATING ACTIVITIES	$	(88,217)	$	(33,114)


















See accompanying notes.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
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

The Company owns a 36.12% member interest in Tunicom LLC, a Florida limited liability company (?Tunicom?). The Tunicom investment was the only significant asset of the Company. In January 2007, the Company received a full distribution of its remaining investment in Tunicom. The Company has no operating business and no source of operating income.

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

Operating results for the quarter and the nine months ended
March 31, 2007 are not necessarily indicative of the results expected for the full year.










Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
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
RELATED PARTY

On December 19, 2006, Tunicom sold its sole asset, five acres of undeveloped commercial and residential land located in Lauderhill, Florida. In January 2007, Tunicom distributed to the Company $458,050. From the distribution paid to the Company, the Company paid Tunicom $247,562 representing the principal amount of, plus accrued and unpaid interest on, related party loans.

4.	PARTNERS? CAPITAL

In February 2007, the Company made a final distribution to its partners in an aggregate amount of $161,082, or approximately $0.05 per partnership unit. The Company has $36,712 of cash set aside at March 31, 2007 for the payment of estimated expenses through June 30, 2007.



















Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

5.	REVERSE MERGER ACQUISITION
The Company has been negotiating a definitive agreement with Hubei Longdan Biological Medicine Technology Co. Ltd. (?Longdan?), a company organized under the laws of the People?s Republic of China (the ?PRC?), pursuant to which the Company would issue approximately eighty nine percent (89%) of its capital stock to Longdan?s shareholders in return for acquisition of the business of Longdan (the ?Acquisition?). Longdan is engaged in the production and sale of pharmaceutical products in the PRC.
On March 14, 2007, the Company, Hubei Longdan (Delaware), Inc., a Delaware corporation that is wholly-owned subsidiary of the Company (?Longdan Delaware?), Longdan and Longdan International Inc., a corporation formed under the laws of Nevis (?Longdan International?), entered into an Acquisition Agreement (the ?Agreement?).
Under the terms of the Agreement, it is contemplated that the Company will convert from a Delaware limited partnership to a newly-formed Delaware corporation to be called Longdan International Holdings, Inc. (?LIH?) and Longdan International will merge with and into Longdan Delaware. At the Merger Effective Time (as defined in the Agreement), the shareholders of Longdan will be issued shares representing approximately eighty nine percent (89%) of the capital stock of the Company and the Company?s shareholders will hold shares representing approximately eleven percent (11%) of the capital stock of the Company, in each case, on an ?as if converted basis?.
The Acquisition has been structured to comply with certain limitations on the foreign ownership of Chinese companies under the laws of the PRC. In anticipation of the possible Acquisition, on December 20, 2006, Longdan entered into certain agreements with Longdan International. Pursuant to these agreements, Longdan International provides exclusive technology consulting and other general business operations services to Longdan in return for payment of consulting fees that are equal to Longdan?s net profits. Longdan?s shareholders have pledged their equity interest in Longdan to Longdan International to secure the contract obligations and have granted Longdan International an irrevocable proxy to vote their interests and an exclusive option to purchase these interests, which arrangements are enforceable to the fullest extent permitted under the laws of the PRC.





Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

5.	REVERSE MERGER ACQUISITION (Continued)
Longdan has advised the Company that it believes that this structure qualifies Longdan International as a variable interest entity that is permitted to consolidate its financial statements with Longdan, the operating entity with which it has qualifying contractual arrangements.
Longdan has agreed to pay all costs associated with the reverse merger Acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and has also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934, as amended, from the time of the final distribution to its partners until the earlier of consummation of a Acquisition or termination of the Agreement.
The approval of the Company?s partners is a condition to the consummation of the Acquisition. In this regard on April 16, 2007, the Company filed a Preliminary Proxy Statement with the Securities Exchange Commission (?SEC?) in connection with a meeting of partners to vote on the Acquisition.

6.	BUSINESS CONTINUITY

These financial statements have been prepared on a going concern basis. As of February 6, 2007, the Company has realized its last remaining asset and has distributed all cash except for approximately $36,712. This cash will be used to pay expenses and to continue the plan to acquire Longdan by the end of the fiscal year, June 30, 2007. If the Company does not reach a satisfactory agreement with Longdan or fails to receive approval for the Acquisition from its partners, it intends to dissolve the Company. This situation indicates that the Company may not continue in business in the future.

ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ? ALL-STATE
PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2006

The Company had no operations for the three months ended March 31, 2007. The Company has received comments from the SEC on proxy material relating to the vote on the reverse merger acquisition with Longdan. Additional legal fees advances are required from Longdan, together with information in order to respond to the SEC comments.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED
MARCH 31, 2006

The net income for the nine months ended March 31, 2007 as compared to the net loss for the nine months ended March 31, 2006 is the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the sale of land in December 2006. The Company had no operations for the three months ended March 31, 2007. The Company has received comments from the SEC on proxy material relating to the vote on the reverse merger acquisition with Longdan. Additional legal fees advances are required from Longdan, together with information in order to respond to the SEC comments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2007 and March 31, 2006, cash used in operations was $88,217 and $33,114, respectively, primarily for the payment of general and administrative expenses. Through its investment in, Tunicom, the Company received a cash distribution of $458,050 in connection with its share of Tunicom?s sale of land which occurred in December 2006. The related party advances of $247,562 were repaid, $161,082 was distributed to the partners and the balance was retained for future general and administrative expenses. Longdan has agreed to pay all costs associated with the reverse merger acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and has also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934.

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

CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE LIMITED
 LIABILITY COMPANY - TUNICOM LLC
CONDENSED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006
(UNAUDITED)

		  MARCH 		    JUNE
		 31, 2007		  30, 2006
ASSETS:

Land and development costs	$	-	$	828,718

Cash		7,347		5,533

Funds held in escrow		-		50,000

Notes receivable and accrued
 interest ? related party		-		199,855

Prepaid expenses		-		30,025

	Total	$	7,347	$	1,114,131

LIABILITIES AND MEMBERS' EQUITY:

Accounts payable and other
 liabilities	$	-	$	72,403

Note payable		-		334,275

Note payable-related party		22,421		-

Deposit on sale of land		-		50,000

Members? equity		(15,074)		657,453

	Total	$	7,347	$	1,114,131


CONDENSED FINANCIAL INFORMATION FOR REAL ESTATE PARTNERSHIP
TUNICOM LLC
CONDENSED PROFIT AND LOSS INFORMATION
THREE MONTHS AND NINE MONTHS ENDED
MARCH 31, 2007 AND 2006
(UNAUDITED)


	THREE MONTHS ENDED	NINE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2 0 0 7	2 0 0 6	2 0 0 7	2 0 0 6
REVENUES:

Interest and other	$	7,676	$	2,692	$	16,902	$		7,461

Gain on sale of land		2,668		-		661,396		-

Total income		10,344		2,692		678,298		7,461

EXPENSES:

General and
 administrative		340		5,411		58,026		15,960

Taxes and insurance		-		6,213		8,448		19,288

Interest		-		8,381		15,621		20,331

Total expenses		340		20,005		82,095		55,579

NET PROFIT (LOSS)	$	10,004	$	(17,313)	$	596,203	$	(48,118)
























Page 14
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT
NINE MONTHS ENDED MARCH 31, 2007 AND 2006






		   2 0 0 7      2 0 0 6

Partnership units outstanding    		3,118,303		3,118,303

Net Income (Loss)	$	179,278	$	(63,535)

Net Income (Loss) Per Partnership
 Unit	$       0.06 $     (0.02)










































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

ITEM 5 ? Other Information

	None.

ITEM 6 ? Exhibits and Reports on Form 8-K

(10a)Execution of Definitive Agreement with Longdan
International (File No. 0-12895) dated March 14,
2007 and incorporated herein by reference.

(10b)Change in Certifying Registrant?s Accountant (File
No. 0-12895) dated May 17, 2007 and incorporated herein by reference.

(31)	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Page 21).

(32)	Certification of Chief Executive Officer (General
Partner) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Page 23).

















Page 16




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


Dated: May 18, 2007















Page 17
EXHIBIT 31

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










Page 18


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



Date:  May 18, 2007



_____________________
Stanley Rosenthal
General Partner



























Page 19

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


Date:  May 18, 2007



_____________________
Stanley Rosenthal
General Partner