Form 10-Q/A
period 2006-12-31
ALL STATE PROPERTIES LP
filed 2007-09-24
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

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


EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed by All-State Properties, L.P. solely to amend the Report of Independent Registered Pubic Accounting Firm included in our Quarterly Report on Form 10-Q (?Original Filing?) for the three months ended December 31, 2006, filed with the Commission on February 14, 2007 that erroneously took responsibility and omitted reference to the Company?s predecessor auditors who expressed an unqualified opinion on our June 30, 2006 fiscal year-end financial statements.

Except as discussed above, no other changes have been made to the Original Filing. Accordingly, this Form 10-Q/A does not reflect events occurred after the Original Filing or modify or update those disclosures affected by subsequent events. The filing of this Amendment is not a representation that any statements contained in the Amendment are true or complete as of any date subsequent to the Original Filing.

In addition, in accordance with applicable SEC rules, this Form
10-Q/A includes updated certifications from our General Partner.




	Page 1




I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1	Financial Statements	2-14


PART II ? OTHER INFORMATION


ITEM 6 	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Certifications	17-19





Page 2
ITEM 1 	FINANCIAL STATEMENTS












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

In accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of All-State Properties L.P. as of June 30, 2006, and the related statements of operations, partners? capital (deficiency) and cash flows for the year then ended (not presented herein) were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 15, 2006.











Page 5









REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(CONTINUED)


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

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements and related notes included in the Company?s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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




































Page 15
ALL-STATE PROPERTIES, L.P.

PART II ? OTHER INFORMATION



ITEM 6 ? EXHIBITS AND REPORTS ON FORM 8-K

        	Exhibit
        	Number	Exhibit Description

(31)	Certification pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of
2002 (Page 17-18).

(32)	Certification of Chief Executive Officer
(General Partner) pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of
2002 (Page 19).







































Page 16




SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		ALL-STATE PROPERTIES L.P.



                                By:  /s/ Stanley R. Rosenthal
                                           STANLEY ROSENTHAL
                                            General Partner


Date: September 24, 2007















Page 17
EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley Rosenthal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of All-
State Properties L.P.;

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

4. 	As the registrants certifying officer, I am responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting,
or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant?s internal control over financial reporting; and




Page 18


CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(CONTINUED)


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



Date:  September 24, 2007



By: /s/Stanley R. Rosenthal
    Stanley Rosenthal
    General Partner



























Page 19

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C SECTON 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the quarterly report on Form 10-Q/A of All-State Properties L.P. for the three months ended December 31, 2006 fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended; and that information contained in such quarterly report on Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of All-State Properties L.P.


Date:  September 24, 2007



By: /s/Stanley R. Rosenthal
    Stanley Rosenthal
    General Partner