Form 10-K
period 2007-06-30
ALL STATE PROPERTIES LP
filed 2007-09-28
CIK 745543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended            Commission File No.
     June 30, 2007                        0-12895


ALL-STATE PROPERTIES L.P.
(Exact name of Registrant as specified in its charter)



          Delaware                              59-2399204
   (State or other jurisdiction or      (I.R.S. Employer
    incorporation or organization)       Identification No.)


Mailing address: P.O. Box 5524
                 Fort Lauderdale, FL 33310-5524

4201 North Federal Highway, Suite B, Pompano Beach, Florida 33064-6048
  (Address of principal executive offices)       (Zip Code)

Registrant?s Telephone number, including area code (954) 941-2290

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Limited partnership units

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.       YES    NO X

Indicate by a check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act. YES    NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES X   NO

















Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act)       YES X   NO

The aggregate market value of the limited partnership units held by non-affiliates of Registrant was $414,623, as of September 26, 2007, based on the last sale price for a unit of limited partnership interests on such date.

Indicate the number of limited partnership units outstanding, as of the latest practicable date.

      Class                            Outstanding at September 26, 2007
Limited Partnership Units                      3,118,065 Units

DOCUMENTS INCORPORATED BY REFERENCE

None

































ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2007

I N D E X

PART 1
PAGE

ITEM 1.	Business	I-4

ITEM 1A	Risk Factors	I-6

ITEM 1B	Unresolved Staff Comments		I-7

ITEM 2.	Properties	I-7

ITEM 3.	Legal Proceedings	I-7

ITEM 4.	Submission of Matters to a Vote of Security
	 Holders	I-7

PART II

ITEM 5.	Market for Registrant?s Common Equity, Related
	 Stockholder Matters and Issuer Purchases of
	 Equity Securities	II-1

ITEM 6.	Selected Financial Data	II-1

ITEM 7.	Management?s Discussion and Analysis of The
	 Financial Condition and Results of Operations	II-4

ITEM 7A	Quantitative and Qualitative Disclosure
	 About Market Risk	II-5

ITEM 8.	Financial Statements and Supplementary Data	II-6

ITEM 9. 	Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure	II-36

ITEM 9A	Controls and Procedures	II-36

ITEM 9B	Other Information	II-36

PART III

Item 10.	Directors and Executive Officers and Corporate
	 Governance	III-1

ITEM 11.	Executive Compensation	III-1

ITEM 12.	Security Ownership of Certain Beneficial
	 Owners and Management and Related Stockholder
	 Matters	III-2

ITEM 13.	Certain Relationships and Related Transactions and
	 Director Independence	III-2

ITEM 14.	Principal Accountant Fees and Services	III-3
I-2





ALL-STATE PROPERTIES L.P.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2007

I N D E X



PART IV

ITEM 15.	Exhibits And Financial Statement Schedules	IV-1

	Signatures	IV-6

	Certifications	IV-7

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

		All-State Properties L.P., a limited partnership (the ?Partnership?) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All-State Properties, Inc. (the ?Corporation?); and together with the Partnership, the ?Company?. In March 2007 Hubei Longdan (Delaware),
Inc. (?Longdan Delaware? and ?Subsidiary?) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Company. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement (See item 1(b)(ii)). The Company together with Longdan Delaware referred to herein as the ?Registrant?. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

		Since August 1999, the Company?s only business has been the ownership of a member interest of approximately 35% in Tunicom LLC, a Florida limited liability company (?Tunicom?). An affiliate of Tunicom was engaged in the ownership and operation of an adult rental apartment complex until the sale of the apartment complex in August 2000. Since that time, Tunicom?s only business was activities relating to its attempts to sell its only remaining asset, five acres of commercial and residential land in Broward County, Florida (the ?Remaining Property?) For a description of the subsequent sale of the Remaining Property by Tunicom and the liquidating distribution by the Company, see Item 1(b)(i). Following the completion of the transactions described in Item (b)(ii) the Company became a ?shell company? (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) because is has no or nominal operations and no or nominal assets (other than cash). In March 2007, the Company entered into an Acquisition Agreement which contemplates a reverse merger with a private operating Chinese pharmaceutical company provided that certain conditions are satisfied, including approval of the transaction by its partners (See Item 1(b)(ii)).

    (b)         NARRATIVE DESCRIPTION OF BUSINESS

(i)	Remaining Property Sale

			On December 19, 2006, Tunicom sold the Remaining Property and thereafter distributed the net sales proceeds to its members, including the Company, as a final liquidating distribution. After payment of certain debt and after setting aside a reserve for expenses, the Company distributed the remaining cash to its partners. Following the distribution, the Company has no assets other than a small cash reserve which it has set aside for payment of anticipated final expenses of the Company.

(ii)	Acquisition Agreement

	The Company had been negotiating a definitive agreement with Hubei Longdan Biological Medicine Technology Co., Ltd. (?Longdan?), a company organized under the laws of the People?s Republic of China (the ?PRC?), pursuant to which the Company would issue approximately eighty nine percent (89%) of its capital stock to Longdan?s shareholders in return for acquisition of the business of Longdan (the ?Acquisition?). Longdan is engaged in the marketing and sale of pharmaceutical products in the PRC.

                                   On March 14, 2007, the Company, Longdan
Delaware, Longdan and Longdan International Inc., a corporation formed under the laws of Nevis (?Longdan International?), entered into an Acquisition Agreement (the ?Agreement?) pursuant to which the Company will acquire Longdan International and an indirect interest in Longdan and the shareholders of Longdan International will acquire a controlling interest in the Company. The Company will account for the transaction as a reverse merger.

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

	Longdan has agreed to pay all costs associated with the Acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and has also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934, as amended, after June 30, 2007.

(ii)	Acquisition Agreement (Continued)

		The approval of the Company?s partners is a condition to the consummation of the Acquisition. In this regard on April 16, 2007, the Company filed a Preliminary Proxy Statement with the United States Securities Exchange Commission (?SEC?) in connection with a meeting of partners to vote on the Acquisition.

		The Company received comments from the SEC on the proxy material and has filed an amendment to its preliminary proxy materials responsive to the comments. It is waiting for the SEC to complete its review of its response. The acquisition of the Longdan business is contingent on the SEC?s approval of the proxy material and the affirmative vote in favor of the transaction by the Company?s partners, as well as the satisfaction of certain other conditions to closing, including payment of all related expenses by Longdan. The Company can provide no assurances that such approvals will be obtained, that the other conditions to the closing will be satisfied and that the reverse merger transaction will be consummated

		(iii)	Registrant has no plans for any new products.

		(iv)	Registrant holds no patents, trademarks, etc.

(v)	No part of Registrant?s business is subject to
significant seasonal variation.

(vi)	Registrant?s only present source of working
capital is the cash in bank.
+
(vii)	No portion of Registrant?s business involved
government contracts.

(viii)	Registrant incurs no research and development
expenses.

		(ix)	Registrant employs no employees.

    (c)	Tunicom had no foreign operations or export sales.

ITEM 1A.	RISK FACTORS

		The Company received comments from the SEC on the proxy material and has filed an amendment to its preliminary proxy materials responsive to the comments. It is waiting for the SEC to complete its review of its response. The acquisition of the Longdan business is contingent on the SEC?s approval of the proxy material and the affirmative vote in favor of the transaction by the Company?s partners, as well as the satisfaction of certain other conditions to closing, including payment of all related expenses by Longdan. The Company can provide no assurances that such approvals will be obtained, that the other conditions to the closing will be satisfied and that the reverse merger transaction will be consummated. The Company has included additional risk factors in its proxy materials that relate to risks associated with the transactions contemplated by the Acquisition Agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

		Not applicable.

ITEM 2.	PROPERTIES

		None.

ITEM 3.	LEGAL PROCEEDINGS

		None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		No matters were submitted to a vote of security holders of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II



ITEM 5.   	MARKET FOR THE REGISTRANT?S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

	(a)	In June 1988, Registrant advised its unit holders
that in order to avoid classification as a publicly traded limited partnership under the Internal Revenue Code, it would facilitate the transfer of units privately commencing July 1, 1988.

	There were no trades made through the Registrant?s matching service for the years ended June 30, 1993 through June 30, 2007. The Company has no knowledge of other transactions. Therefore, no bid and ask prices could be ascertained.

	(b)	As of June 30 2007, there were 1,316 holders of
record of 3,118,065 limited partnership interests.

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

	(c)	The Company never paid cash dividends on its common
stock while it was a corporation. The Partnership distributed $.05 per unit on February 6, 2007.

ITEM 6.   	SELECTED FINANCIAL DATA

	The following selected financial information should be read in conjunction with ?Item 7 ? Management?s Discussion and Analysis of The Financial Condition and Results of Operations? and the audited financial statements and footnotes included elsewhere in this Form 10-K.




















II-1





ALL-STATE PROPERTIES L.P
(A LIMITED PARTNERSHIP)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30,

SELECTED CASH FLOW AND
 AND OPERATING STATEMENT
 DATA	 2 0 0 7		 2 0 0 6		 2 0 0 5		 2 0 0 4		 2 0 0 3
REVENUE:
 Equity in income
  (loss) of real estate
  partnerships	$	209,201	$	(24,102)	$	(17,667)	$	(20,643)	$	(10,082)
 Realization of deferred revenue
  on sale of land		68,207		-		-		-		-
 Other income		1,088		-		-		-		5,594
    Total	$	278,496	$	(24,102)	$	(17,667)	$	(20,643)	$	(4,488)

Net income (loss)	$	141,243	$	(78,016)	$	(72,285)	$	(69,206)	$	(56,121)

Per share/unit ?
 fully diluted:
  Net income (loss)	$      0.05		$     (0.03)	$     (0.02)		$     (0.02)	$      (0.02)

SELECTED BALANCE SHEET DATA
 Total assets	$	28,134	$	238,131	$	270,031	$	302,025	$	307,148

Notes, mortgages and con-
 struction loans	$	-	$	185,809	$	152,696	$	112,128	$	34,000

    Total	$	-	$	185,809	$	152,696	$	112,128	$	34,000

Cash distributions declared
 per share/unit	$      0.05		$	NONE	$	NONE	$	NONE	$        NONE









II-2





TUNICOM LLC
 (A LIMITED LIABILITY COMPANY)
SELECTED FINANCIAL DATA
AS OF AND FOR THE YEARS ENDED JUNE 30,


SELECTED INCOME STATEMENT DATA
	2 0 0 7		2 0 0 6		2 0 0 5		2 0 0 4		2 0 0 3


Gain on sale of land	$	661,397	$	-	$	-	$	-	$	-

Interest and other
 income		16,902		10,225		8,230		1,510		778

Total revenues	$	678,299	$	10,225	$	8,230	$	1,510	$	778

Net income(loss)	$	591,858	$	(66,726)	$	(47,827)	$	(57,152)	$	(28,161)

SELECTED BALANCE
 SHEET DATA

Total assets	$	-	$	1,114,131	$	1,060,073	$	959,883	$	855,276

Partners? cash
 distributions	$	1,249,311	$	NONE	$	NONE	$	NONE	$	NONE















II-3






ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF THE
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS ?
	ALL-STATE PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

The net income for the year ended June 30, 2007 as compared to the net loss for the year ended June 30, 2006 is the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the gain on the sale of land in December 2006. The Company had no operations during the subsequent six months ended June 30, 2007. The loss for the year ended June 30, 2006 representing results of operations due to the administration of the Company and from its investment in the real estate limited liability company, Tunicom LLC.

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

The net loss for the year ended June 30 2006 as compared to the year ended June 30, 2005 represents the results of operations due to the administration of the Company and loss from its investment in the real estate limited liability company, Tunicom LLC.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended June 30, 2007 and June 30, 2006, cash used in operations was $96,796 and $36,798, respectively, primarily for the payment of general and administrative expenses. Through its investment in Tunicom, the Company received a net cash distribution of $446,372 in connection with its share of Tunicom?s sale of land which occurred in December, 2006. The related party advances and accrued interest of $247,562 were repaid, $155,903 was distributed to the partners, of which $6,500 was retained as partial settlement of interest receivable on promissory notes, and the balance was retained for future general and administrative expenses.

On March 14, 2007, the Company entered into a definitive Acquisition Agreement with Longdan and certain related entities whereby the Company will acquire the business of Longdan and account for the transaction as a reverse merger. On April 6, 2007, the Company filed a preliminary proxy statement and form of proxy card with the SEC relating to the vote on the reverse merger transaction with Longdan. The Company has received comments from the SEC on the proxy material and is currently reviewing the comments and considering its response. The Acquisition of the Longdan business is contingent on the SEC?s approval of the proxy material and the affirmative vote in favor of the transaction by the Company?s partners, as well as the satisfaction of certain other conditions to closing, including payment of all related expenses by Longdan. The Company can provide no assurances that such approvals will be obtained, that the other conditions to the closing will be satisfied and that the Acquisition will be consummated. Longdan has agreed to pay all costs associated with the reverse merger acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and has also agreed to pay for any costs incurred after June 30, 2007 by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934.
II-4





ITEM 7.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATION ?
	TUNICOM LLC

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

The net income for the year ended June 30, 2007 was primarily a result of the gain on sale of land in December, 2006. The loss for the year ended June 30, 2006 represents the results of operations and administration of its then remaining asset.

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

The net loss for the year ended June 30, 2006 as compared to the year ended June 30, 2005 represents the results of operations due to the administration of the Company and its lone remaining asset, approximately five acres of real estate.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended June 30, 2007 net cash provided by investing activities was $1,490,115 as a result of the sale of land in December, 2006.

During the year ended June 30, 2007 and June 30, 2006, cash used in operations was $84,585 and $10,623, respectively. The increase in 2007 was primarily costs associated with the sale of land in December, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




I N D E X

	PAGE


Report of Independent Registered Public Accounting Firm -
  Morrison, Brown, Argiz & Farra, LLP	II-7

Report of Independent Registered Public Accounting Firm -
  Freeman, Buczyner & Gero	II-8


FINANCIAL STATEMENTS:

   Consolidated Balance Sheets					II-9

   Consolidated Statements of Operations				II-10

   Consolidated Statements of Changes in Partners?
    Capital (Deficiency)					II-11

   Consolidated Statements of Cash Flows				II-12

   Notes to Consolidated Financial Statements			II-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners of
All-State Properties, L.P. and Subsidiary
Lauderhill, Florida

We have audited the accompanying consolidated balance sheet of All-State Properties, L.P. and Subsidiary (the ?Company?) as of June 30, 2007 and the related consolidated statements of operations, changes in partners? capital (deficiency), and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of All-State Properties, L.P., as of June 30, 2006, and for the years ended June 30, 2006 and 2005 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 15, 2006.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties, L.P. and Subsidiary as of June 30, 2007 and the results of their operations and their cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the Company plans to either consummate a reverse merger with an unrelated party or, if not consummated, liquidate and distribute its remaining net assets or liability. Accordingly, the Company may not continue in business in the future.

/s/ Morrison, Brown, Angiz & Farra, LLP
Miami, Florida
September 24, 2007

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM *


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


Miami, Florida
September 15, 2006


* This report is a copy of the previously issued report and the predecessor auditor has not reissued the report.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

A S S E T S

			JUNE 30
         	       2 0 0 7      2 0 0 6

Cash			$	28,134	$	961
Investment in real estate
 limited liability company ? related party		-	237,170

TOTAL ASSETS 				28,134	$	238,131

LIABILITIES AND PARTNERS? CAPITAL (DEFICIENCY)

LIABILITIES:

  Deferred revenue ? related
   party				$	-	$		68,207
  Accounts payable and
   other liabilities					28,134		24,378
  Note payable ? related
   party (including accrued
   interest of $0 and $12,809,
   respectively)						-		185,809

TOTAL LIABILITIES				28,134		278,394

PARTNERS? CAPITAL (DEFICIENCY):
  Partners? capital
   (3,772,419 units authorized,
   3,118,065 units outstanding) 				-		154,517
  Notes receivable - partners
   (including accrued interest
   of $0 and $54,923, respectively)		-		(194,780)

				-		(40,263)
TOTAL LIABILITIES AND PARTNERS?
 CAPITAL (DEFICIENCY)			$	28,134	$	238,131















The accompanying notes are an integral part of these consolidated financial statements.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




                               2 0 0 7          2 0 0 6        2 0 0 5
REVENUES:

  Equity in income (loss)
   of real estate limited
   liability company -
   related party	$	209,201	$	(24,102)	$	(17,667)
  Realization of deferred
   revenue on sale of land		68,207		-		-
  Other		1,088		-		-

      Total	$	278,496	$	(24,102)	$	(17,667)

COST AND EXPENSES:

  General and
   administrative
   expenses		77,778		44,401		47,050
  Write off of accrued
   interest receivable		48,423		-		-

  Interest expense		11,052		9,513		7,568

      Total		137,253		53,914		54,618

NET INCOME (LOSS)		141,243	$	(78,016)	$	(72,285)

NET INCOME OR (LOSS)
 PER PARTNERSHIP UNIT	$        0.05	$      (0.03)	$      (0.02)


CASH DISTRIBUTIONS PER
 UNIT	$        0.05 	$       NONE	$       NONE















The accompanying notes are an integral part of these consolidated financial statements.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS? CAPITAL (DEFICIENCY) YEARS ENDED JUNE 30, 2007, 2006 AND 2005


								     NOTES        TOTAL
							   RECEIVABLE	   PARTNERS?
		      NUMBER       GENERAL		LIMITED 		    OFFICERS/ 	  CAPITAL
	     OF UNITS      PARTNER      PARTNERS		PARTNERS	(DEFICIENCY)


BALANCE - June 30, 2004		3,118,065	$	2	$	304,816	$	(194,780)	$	110,038

Net loss		-		-		(72,285)		-		(72,285)

BALANCE - June 30, 2005		3,118,065	$	2	$	232,531	$	(194,780)	$	37,753

Net loss		-		-		(78,016)		-		(78,016)

BALANCE - June 30, 2006		3,118,065	$	2	$	154,515	$	(194,780)	$	(40,263)

Net income		-		(2)		141,245		-		141,243

Partners distribution		-		-		(155,903)		-		(155,903)

Write off of notes receivable ?
  partners		-		-		(139,857)		139,857		-

Payment of interest receivable ?
  partners		-		-		-		6,500		6,500

Write off of interest receivable ?
  partners		-		-		-		48,423		48,423

BALANCE ? June 30, 2007		3,118,065	$	-	$	-	$	-	$	-



The accompanying notes are an integral part of these consolidated financial statements.
II-11






ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


                                                  YEARS ENDED JUNE 30,
                                         2 0 0 7         2 0 0 6         2 0 0 5
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:
	Interest income	$	1,088	$	-	$	-
	Cash paid for general and
	 administrative expenses		(74,023)		(31,398)		(37,175)
	Interest paid		(23,861)		(5,400)		-
  Payment for shares escheated		-		-		(10,152)

	  Net Cash Used in Operating
	   Activities		(96,796)		(36,798)		(47,327)

Cash Flows from Investing
 Activities:

	Distributions from investment
	 in real estate limited
	 liability company ? related
	 party		458,050		-		-
	Payment from distribution from
	 investment in real estate limited
	 liability company ? related party	(11,678)		-		-

	  Net Cash Provided by
	   Investing Activities		446,372		-		-

Cash Flows from Financing
 Activities:

	Proceeds (payments) on
	 note-related party, net		(173,000)		29,000		33,000
	Distribution to partners		(155,903)		-		-
	Payment of interest receivable ?
	 partners		6,500		-		-

	  Net Cash (Used) Provided
	   by Financing Activities		(322,403)		29,000			33,000

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS			27,173		(7,798)		(14,327)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR		961		8,759		23,086

CASH AND CASH EQUIVALENTS
 AT END OF YEAR	$	28,134	$	961	$	8,759


The accompanying notes are an integral part of these consolidated financial statements.
II-12





ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


                                          YEARS ENDED JUNE 30,
	2 0 0 7		  2 0 0 6		     2 0 0 5

Reconciliation of net income (loss)
 to net cash used in operating
 activities:

Net Income (Loss)	$	141,243	$	(78,016)	$	(72,285)

Adjustments to reconcile net
 income(loss) to net cash used
 in operating activities:

  Equity in (income) loss from
   real estate limited liability
   company ? related party		(209,201)		24,102		17,667
  Recognition of deferred revenue 	(68,207)		-		-
  Interest receivable partners
   write-off		48,423		-		-

Changes in assets and liabilities:

  (Decrease) increase in accrued
   interest ? related party note		(12,809)		4,113		7,568
  Increase in accounts payable
   and other liabilities		3,755		13,003		9,875
  (Decrease) in partnership
   distributions payable		-		-		(10,152)

   Total Adjustments		(238,039)		41,218		24,958

NET CASH USED IN OPERATING
 ACTIVITIES	$	(96,796)	$	(36,798)	$	(47,327)

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Undistributed earnings in
  limited liability company ?
  related party 	$	-	$	24,102	$	17,667
Income (loss) from real
  estate limited liability
  company - related party	$	-	$	(24,102)	$	(17,667)
Note receivable ? partners
  write-off	$	139,857	$	-	$	-
Interest receivable ? partners
 write-off	$	48,423	$	-	$	-





The accompanying notes are an integral part of these consolidated financial statements.
II-13





ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Organization and Operations

	All-State Properties L.P. (a limited partnership) (the ?Company?) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by a predecessor corporation, All-State Properties, Inc. (the Corporation). Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to All-State Properties L.P., and the Corporation distributed such limited partnership interests to its shareholders.

The Company owns a member interest of approximately 35% in Tunicom LLC, Florida limited liability company (?Tunicom?). The Tunicom investment was the only significant asset of the Company. In January 2007, the Company received a full distribution of its remaining investment in Tunicom. The Company has no other operating business and no source of operating income.

On March 14, 2007, Hubei Longdan (Delaware), Inc. (?Longdan Delaware? and ?Subsidiary?) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Company. Longdan Delaware was formed exclusively for the purpose of entering into an acquisition and has had no operations. In March 2007, the Company and Subsidiary entered into an Acquisition Agreement to acquire an operating business (See Note 7). The Company?s primary purpose is the consummation of this acquisition.

B.	Basis of Consolidation

	The accompanying consolidated financial statements of the Company include the accounts of All-State Properties L.P. and its 100% owned Subsidiary since its inception date, March 14, 2007.

C.	Limited Partnership

The accompanying consolidated financial statements include only those assets, liabilities and results of operations, which relate to the business of All-State Properties, L.P. and Subsidiary. The consolidated financial statements do not include any assets, liabilities, revenues, or expenses attributable to the partners? individual activities.

D.		Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Investments

	The Company owns approximately 35% of a Florida limited liability corporation, Tunicom, and uses the equity method of accounting to recognize income from its investment.

F.	Revenue Recognition and Deferred Revenue

In accordance with Securities Exchange Commission Staff
Accounting Bulletin No. 101, ?Revenue Recognition?, the
Company recognizes income from its investment in Tunicom utilizing the equity method, and interest is recognized as earned with passage of time.

Deferred revenue represents deferred profit that resulted from a previous sale of land to Tunicom LLC. The deferred revenue was recognized when Tunicom sold the land to a third party.

G.	Income (Loss) Per Partnership Unit

Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.

H.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federally Deposit Insurance Corporation up to $100,000.

	I.	Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2007.

 J.	Income Taxes

The Company is a partnership in which all elements of income and deductions are included in the tax returns of the partners of the Company. Therefore, no income tax provision is recorded by the Company.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

L.	Recent Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards (?SFAS?)
No. 154, ?Accounting Changes and Error Corrections?. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principles in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement was effective for the Company for all accounting changes and any error corrections occurring after July 1, 2006. The adoption of this statement did not have an effect on the Company?s consolidated financial statements.

Considering the Effects of Prior Year Misstatements when
Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (?SEC?) issued Staff Accounting Bulletin No. 108, (?SAB No. 108?) ?Considering the Effects of Prior Year Misstatements
When Quantifying Misstatements in Current Year Financial Statements?. SAB No. 108 addresses how to quantify the effect of an error on the financial statements concluding that the dual balance sheet and income approach be used to compute the impact of the amount of a misstatement. Specifically, the amount should be computed using both the ?rollover? (income statement approach) and ?iron curtain? (balance sheet approach) methods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 during the 2007 fiscal year. The adoption of this statement did not have a material effect on the Company?s consolidated financial statements.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Recent Accounting Pronouncements (Continued)

Taxes Collected From Customers For Governmental Authorities

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (?EITF?) Issue No. 06-3 ?How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)? (?EITF Issue No. 06-3?). The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. The gross versus the net classification on the income statement of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, ?Accounting Changes and Error Corrections?. EITF Issue No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company adopted this statement in the quarter ended March 31, 2007 and it did not have any impact on the Company?s consolidated financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurement? (?SFAS 157?). SFAS No. 157 provides enhanced guidance for measuring fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The standard clarifies that fair value should be based on assumptions market participants would use when pricing the asset or liability. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management has not determined what impact, if any, adopting this statement will have on the Company?s consolidated financial statements.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Recent Accounting Pronouncements (Continued)

The Fair Value Option for Financial Assets and Financial
Liabilities

In February 2007, the FASB issued SFAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities ? Including an Amendment of FASB Statement No. 115? (?SFAS No. 159?). Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has not determined what impact, if any, adopting this statement will have on the Company?s consolidated financial statements.

NOTE 2 ? INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY ? RELATED PARTY

The Company owns a member interest of approximately 35% in Tunicom and the following information summarizes the activity of the limited liability company for the years ended June 30, 2007, 2006 and 2005:

	2 0 0 7	2 0 0 6	2 0 0 5

Total assets	$	-	$	1,114,131	$	1,060,073

Total liabilities		-		456,678		336,980

Net assets	$	-	$	657,453	$	723,093

Revenues	$	678,299	$	10,225	$	8,230

Net Income (loss)	$	591,858	$	(66,726)	$	(47,827)

Company?s share of net income
 (loss)	$	209,201	$	(24,102)	$	(17,667)

Equity in net assets	$	-	$	237,170	$	261,272

	On December 19, 2006, Tunicom sold its sole asset, five acres of undeveloped commercial and residential land located in Lauderhill, Florida. In January 2007, Tunicom distributed to the Company $458,050. From the distribution paid to the Company, the Company paid Tunicom $247,562 representing the principal amount of, plus accrued and unpaid interest on, related party loans. The Company also paid an aggregate of $11,678 from the distribution received to certain individuals for their

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


NOTE 2 ? INVESTMENT IN REAL ESTATE LIMITED LIABILITY COMPANY ? RELATED PARTY (CONTINUED)

	ownership interest in Tunicom. These individuals received their ownership interest in Tunicom by providing funding to Tunicom on behalf of All-State. The Company?s share of net income was adjusted by $4,578 for net accumulative ownership interest adjustments for the year ended June 30, 2007.

	The Company and its general partner abstaining, representing a majority interest in Tunicom voted to approve the sale of land transaction and the payment at closing of a fee in the amount of $250,000 to All-State Properties, L.P.?s general partner for obtaining all of the necessary approvals, governmental and otherwise required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties, L.P. is the president of the management company of Tunicom.

NOTE 3 ? NOTES RECEIVABLE ? PARTNERS

	The notes receivable ? partners had a stated interest rate of 4% per annum, are non-recourse and are payable solely from the Company?s distributions. The Company has a lien on and a security interest in the 130,000 units purchased with these notes. All cash distributions are to be applied first to accrued interest, and then as a reduction of principal until paid in full. The notes and interest receivable have no maturity dates and because they are payable solely from the distributions, are reflected as a reduction of the equity of the Company. In February, 2007, the Company distributed $6,500 to these partners (See Note 5) that was applied to accrued interest receivable.
The balance of the notes and accrued interest were written off after the distribution was applied.

NOTE 4 - ACCOUNTS PAYABLE AND OTHER LIABILITIES:

	   Account payable and other
	   liabilities consist of the
	   following at June 30,

		   2 0 0 7	      2 0 0 6

		Fees	$	28,134	$	22,578
		Other		-		1,800

		$	28,134	$	24,378

	The Company has $28,134 of cash remaining at June 30, 2007 for the payment of accounts payable and other liabilities. Any cash shortfalls will require partners? capital contributions to satisfy any remaining liabilities.

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005



NOTE 5 -	PARTNERS? CAPITAL (DEFICIENCY)

	In February 2007, the Company made a final distribution to its partners in an aggregate amount of $155,903, or approximately $0.05 per partnership unit.

NOTE 6 ? NOTES PAYABLE ? RELATED PARTY

	As of June 30, 2006, the Company had an unsecured demand note with Tunicom including accrued interest in the amount of $185,909. Interest on the note accrued at 6% per annum. In January 2007, the note and accrued interest was paid off in full. Interest expense for the years ended June 30, 2007, 2006 and 2005 was $11,052, $9,513 and $7,568, respectively.

NOTE 7 ? ACQUISITION AGREEMENT

The Company had been negotiating a definitive agreement with Hubei Longdan Biological Medicine Technology Co., Ltd. (?Longdan?), a company organized under the laws of the People?s Republic of China (the ?PRC?), pursuant to which the Company would issue approximately eighty nine percent (89%) of its capital stock to Longdan?s shareholders in return for the acquisition of the business of Longdan (the ?Acquisition?). Longdan is engaged in the production and sale of pharmaceutical products in the PRC.

On March 14, 2007, All-State Properties L.P., Longdan Delaware, Longdan and Longdan International Inc., a corporation formed under the laws of Nevis (?Longdan International?), entered into an Acquisition Agreement (the ?Agreement?) pursuant to which the Company will acquire Longdan International and an indirect interest in Longdan and the shareholders of Longdan International will acquire a controlling interest in the Company.

Under the terms of the Agreement, it is contemplated that All-State Properties L.P. will convert from a Delaware limited partnership to a newly-formed Delaware corporation to be called Longdan International Holdings, Inc. (?LIH?) and Longdan International will merge with and into Longdan Delaware. At the Merger effective time (as defined in the Agreement), the shareholders of Longdan will be issued shares representing approximately eighty nine percent (89%) of the capital stock of LIH and the Company?s shareholders will ultimately hold shares representing approximately eleven percent (11%) of the capital stock of the Company, in each case, on an ?as if converted basis?.

The Acquisition has been structured to comply with certain limitations on the foreign ownership of Chinese companies under the laws of the PRC. In anticipation of the possible Acquisition, on December 20, 2006, Longdan entered into certain agreements with Longdan International. Pursuant to these agreements, Longdan International provides exclusive technology consulting and other general business operations services to Longdan in return for payment of consulting fees that are equal to

ALL-STATE PROPERTIES L.P. AND SUBSIDIARY
(A LIMITED PARTNERSHIP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006, AND 2005




NOTE 7 ? ACQUISITION AGREEMENT (Continued)

Longdan?s net profits. Longdan?s shareholders have pledged their equity interest in Longdan to Longdan International to secure the contract obligations and have granted Longdan International an irrevocable proxy to vote their interests and an exclusive option to purchase these interests, which arrangements are enforceable to the fullest extent permitted under the laws of the PRC.

Longdan has advised the Company that it believes that this structure qualifies Longdan International as a variable interest entity permitted to consolidate its financial statements with Longdan, the operating entity with which it has qualifying contractual arrangements.

	Longdan has agreed to pay all costs associated with the Acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and has also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934, as amended, after June 30, 2007. The Acquisition will be accounted for as a reverse merger transaction that uses the historical asset values of Longdan to determine the valuation of the transaction.

	The approval of the Company?s partners is a condition to the consummation of the Acquisition. In this regard of April 16, 2007, the Company filed a Preliminary Proxy Statement with the United States Securities Exchange
Commission (?SEC?) in connection with a meeting of partners to vote on the Acquisition.

The Company received comments from the SEC on the proxy material and has filed an amendment to its preliminary proxy materials responsive to the comments. It is waiting for the SEC to complete its review of its response. The acquisition of the Longdan business is contingent on the SEC?s approval of the proxy material and the affirmative vote in favor of the Acquistion by the Company?s partners, as well as the satisfaction of certain other conditions to closing, including payment of all related expenses by Longdan. The Company can provide no assurances that such approvals will be obtained, that the other conditions to the closing will be satisfied and that the Acquisition will be consummated.

NOTE 8 ? BUSINESS CONTINUITY

	These consolidated financial statements have been prepared on a going concern basis. As of February 6, 2007, the Company has realized its last remaining asset and has distributed all cash except for $28,134 in bank at June 30, 2007. This cash will be used to pay the outstanding liabilities of the Company. Any future liabilities of the Company will require partner contribution to satisfy. If the Company does not reach a satisfactory agreement with Longdan or fails to receive approval for the Acquisition from its partners, it intends to dissolve the Company. Accordingly, the Company may not continue in business in the future.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




C O N T E N T S

	PAGE

Report of Independent Registered Public Accounting Firm ?
  Morrison, Brown, Argiz & Farra, LLP					II-23

Report of Independent Registered Public Accounting Firm ?
  Freeman, Buczyner & Gero	II-24

Financial Statements:

   Balance Sheets					II-25

   Statements of Operations		II-26

   Statements of Changes in Members? Equity			II-27

   Statements of Cash Flows	II-28

   Notes to Financial Statements	II-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Members of
Tunicom, LLC
Lauderhill, Florida

We have audited the accompanying balance sheet of Tunicom, LLC (the ?Company?) as of June 30, 2007 and the related statements of operations, changes in members? equity, and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tunicom, LLC, as of June 30, 2006, and for the years ended June 30, 2006 and 2005 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 15, 2006.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunicom, LLC as of June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the Company has distributed all assets and liquidated all liabilities and plans to terminate the limited liability corporation.

/s/ Morrison, Brown, Argiz & Farra, LLP
Miami, Florida
September 17, 2007

FREEMAN, BUCZYNER & GERO
ONE SOUTHEAST THIRD AVENUE
SUITE 2150
MIAMI, FLORIDA 33131
305-375-0766

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM *


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



Miami, Florida
September 15, 2006


* This report is a copy of the previously issued report and the predecessor auditor has not reissued the report.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
BALANCE SHEETS
JUNE 30, 2007 AND 2006


A S S E T S

			JUNE 30
         	2 0 0 7         2 0 0 6

Land and development costs			$	-	$	828,718

Cash			-		5,533

Funds held in escrow		-		50,000

Notes receivable and accrued interest ?
 related parties			-		199,855

Prepaid expenses		-		30,025

TOTAL ASSETS 			$	-	$	1,114,131


LIABILITIES AND MEMBERS? EQUITY

LIABILITIES:

  Accounts payable and accrued
   expenses		$	-	$	72,403

  Notes payable (including accrued
   interest of $0 and $27,127,
   respectively)			-		334,275

  Deposit on sale of land			-		50,000

Total liabilities					-		456,678

MEMBERS? EQUITY					-		657,453

TOTAL LIABILITIES AND MEMBERS?
 EQUITY			$	-	$	1,114,131














The accompanying notes are an integral part of these financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




	 2 0 0 7       2 0 0 6	        2 0 0 5
REVENUES:

  Gain on sale of land	$	661,397	$	-	$	-

  Interest and other
   income		16,902		10,225		8,230


		678,299		10,225		8,230

EXPENSES:


  General and
   administrative		62,373		20,258		23,127

  Taxes and insurance		8,448		25,396		18,341

		70,821		45,654		41,468
NET INCOME (LOSS) BEFORE
 OTHER EXPENSES:		607,478		(35,429)		(33,238)

OTHER EXPENSES:

  Interest		15,620		31,297		14,589

NET INCOME (LOSS)	$	591,858	$	(66,726)	$	(47,827)






















The accompanying notes are an integral part of these financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CHANGES IN MEMBERS? EQUITY
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




                                2 0 0 7       2 0 0 6       2 0 0 5

MEMBERS? EQUITY
  - Beginning	$	657,453	$	724,179	$	772,006

  Net income (loss)		591,858		(66,726)		(47,827)

  Distributions		(1,249,311)		-		-

MEMBERS? EQUITY
  - Ending	$	-	$	657,453	$	724,179



































The accompanying notes are an integral part of these financial statements.

II?27





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005



                                         2 0 0 7       2 0 0 6       2 0 0 5

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

Cash Flows from Operating
 Activities:

	Interest received	$	31,237	$	5,400	$	-
	Cash paid for interest		(42,747)		-		(13,379)
	Cash paid to suppliers and
	 employees		(24,435)		(15,039)		(19,377)
	Cash paid for taxes and insurance		(48,640)		(984)		(18,341)

	  Net Cash Used in
      Operating Activities		(84,585)		(10,623)		(51,097)

Cash Flows from Investing
 Activities:

	Capital expenditures			-		(14,909)		(12,212)
	Net cash from sale of land			1,490,115		-		-

	  Net Cash Provided by (Used in)
	   Investing Activities		1,490,115		(14,909)		(12,212)

Cash Flows from Financing
 Activities:

	Cash paid to related party		(40,125)		(30,420)		(33,000)
	Cash received notes receivable -
	 related parties, net		185,521		58,770		97,362
	Net repayment of notes payable		(307,148)		-		-
	Distribution to members, net		(1,249,311)		-		-

	  Net Cash (Used in) Provided
	   by Financing Activities		(1,411,063)		28,350		64,362

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS		(5,533)		2,818		1,053

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR		5,533		2,715		1,662

CASH AND CASH EQUIVALENTS -
 END OF YEAR	$	-	$	5,533	$	2,715





The accompanying notes are an integral part of these financial statements.

II-28





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


                                    YEARS ENDED JUNE 30,
	2 0 0 7		  2 0 0 6		  2 0 0 5

Reconciliation of net income
 (loss) to net cash used in
 operating activities:

   Net Income (Loss)	$	591,858	$	(66,726)	$	(47,827)

Adjustments to reconcile net
 income (loss) to net cash
 used in operating activities:

  Gain on sale of land		(661,397)		-	-

Changes in assets and liabilities:

  Decrease (increase) in funds
   held in escrow	$	50,000	$	-	$	(50,000)
  Decrease (increase) in accrued
   interest ? notes receivable		14,336		(4,825)		(8,230)
  Decrease in prepaid assets		30,025		-		3,219
  (Decrease) increase in accounts
   payable and accrued expenses		(32,278)		32,571		531
  (Decrease) increase in accrued
   interest payable		(27,129)		28,357		1,210
  (Decrease) increase in deposit
   on sale of land		(50,000)		-		50,000

   Total Adjustments		(676,443)		56,103		3,270

NET CASH USED IN OPERATING
 ACTIVITIES	$	(84,585)	$	(10,623)	$	(51,097)



















The accompanying notes are an integral part of these financial statements.

II-29





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	A.	Organization and Operations

Tunicom LLC (?Tunicom? or the ?Company?) (formerly known as Unicom Partnership, Ltd.) was formed on October 27, 1986 to acquire land from City Planned Communities (a former related entity liquidated on July 1, 2001) for the purpose of constructing and operating a 324 unit rental project in Broward County, Florida, which operated as an adult apartment rental complex (AARC). In August 2000, the rental property was sold. In the current year the only asset of the Company, five acres of vacant undeveloped land was sold. The Company is inactive at June 30, 2007.

B.	Cash and Cash Equivalent

For purposes of the statements of cash flows, the Company considers all cash on hand with maturities of three months or less to be cash equivalents.

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

No provision is made in the financial statements for income taxes since such taxes are the responsibility of the members and not the Company.





II?30





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


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

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards (?SFAS?)
No. 154, ?Accounting Changes in Error Corrections?. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principles in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement was effective for the Company for all accounting changes and any error corrections occurring after July 1, 2006. The adoption of this statement did not have an effect on the Company?s financial statements.

Considering the Effects of Prior Year Misstatements when
Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (?SEC?) issued Staff Accounting Bulletin No. 108, (?SAB No. 108?) ?Considering the Effects of Prior Year Misstatements
When Quantifying Misstatements in Current Year Financial Statements?. SAB No. 108 addresses how to quantify the effect of an error on the financial statements concluding that the dual balance sheet and income approach be used to compute the impact of the amount of a misstatement. Specifically, the amount should be computed using both the ?rollover? (income statement approach) and ?iron curtain? (balance sheet approach) methods. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 during the 2007 fiscal year. The adoption of this statement did not have a material effect on the Company?s financial statements.









II?31





TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


H.	Recent Accounting Pronouncements (Continued)

Taxes Collected From Customers For Governmental Authorities

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (?EITF?) Issue No. 06-3 ?How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)? (?EITF Issue No. 06-3?). The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. The gross versus the net classification on the income statement of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, ?Accounting Changes and Error Corrections?. EITF Issue No. 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company adopted this statement in the quarter ended March 31, 2007 and it did not have any impact on the Company?s financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurement? (?SFAS 157?). SFAS No. 157 provides enhanced guidance for measuring fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The standard clarifies that fair value should be based on assumptions market participants would use when pricing the asset or liability. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Management has not determined what impact, if any, adopting this statement will have on the Company?s financial statements.

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Recent Accounting Pronouncements (Continued)

The Fair Value Option for Financial Assets and Financial
Liabilities

In February 2007, the FASB issued SFAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities ? Including an Amendment of FASB Statement No. 115? (?SFAS No. 159?). Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has not determined what impact, if any, adopting this statement will have on the Company?s financial statements.

NOTE 2 ? NOTE RECEIVABLE AND ACCRUED INTEREST - RELATED PARTIES

	Tunicom advanced funds to two related entities under common ownership. The funds are due on demand and accrued interest at 6% per annum.
Accrued interest of $14,435 is included in the notes as of June 30, 2006. The note and accrued interest has been paid in full during the fiscal year ended June 30, 2007.

NOTE 3 ? ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued
expenses consist of the following
at June 30,:

                                   2 0 0 7         2 0 0 6

Accounts payable (includes
  $31,375 of related party
  amounts for 2006)	$	-	$	37,211
Real estate taxes		-		35,192
		$	-	$	72,403

TUNICOM LLC (A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005




NOTE 4 ? NOTES PAYABLE

	Tunicom had a secured promissory note with a financial institution that accrued interest at 6% per annum through September 29, 2004 and at the stated prime rate plus 2% per annum thereafter. The note was secured by the Company?s assets and was paid off on December 19, 2006. The total balance outstanding including accrued interest at June 30, 2006 was $248,000.

	Tunicom had a line of credit that was entered into with a financial institution on November 15, 2005 for $100,000. The line of credit was secured by a certificate of deposit held in the name of a related party (the General Partner of All-State Properties, L.P.). The line accrued interest at the stated prime rate plus .5%. The total balance outstanding including accrued interest at June 30, 2006 was $86,275. The line of credit was paid off in full on December 19, 2006.

	Total interest expense for the years ended June 30, 2007, 2006 and 2005 was approximately $15,620, $31,297 and $14,589, respectively.

NOTE 5 ? SALE OF LAND

	On December 19, 2006 Tunicom sold its sole asset, five acres of undeveloped land for $1,800,000 and recognized a gain of $661,397. Members of Tunicom (with All-State Properties L.P. and its general partner abstaining) representing a majority interest in Tunicom voted to approve the transaction and the payment at closing of a fee in the amount of $250,000, to All-State Properties, L.P.?s general partner for obtaining all of the necessary approvals, governmental and otherwise, required under the agreement of purchase and sale and for assisting the buyer in securing the required financing. The general partner of All-State Properties L.P. is the president of the management company of Tunicom. This fee was netted in the gain on sale of land for the year ended June 30, 2007.

TUNICOM LLC(A LIMITED LIABILITY CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004





NOTE 6 ? TRANSACTIONS WITH RELATED PARTIES

	A.	Accounts Payable and Accrued Expenses

	Accounts payable and accrued expenses include amounts payable to entities under common ownership in the amount of $31,375 as of June 30, 2006.

	B.	Management Fees

	Tunicom pays management fees to a company owned by the general partner at a rate of $1,250 a month. The total fee was $8,750 for 2007 and $15,000 each for the two years in the periods ended June 30, 2006 and 2005 and is included in general and administrative expense.

	C.	Land Sale Fees

		Tunicom made a $250,000 payment to the general partner of All-State
Properties L.P. (Member), for services rendered in the sale of land for the year ended June 30, 2007. (See Note 5)

D.	Distributions

During fiscal year ended June 30, 2007 certain members returned, in the aggregate, $19,420 of distributions received to settle the remaining liabilities of the Company.

NOTE 7 ? BUSINESS LIQUIDATION

	The Company has distributed all assets and liquidated all liabilities and plans to terminate the legal limited liability corporation.

PART II


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE

	There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On January 1, 2007, Freeman, Buczyner & Gero (?FBG?) resigned from their position as our independent registered public accounting firm and our General Partner retained the services of Morrison, Brown, Argiz & Farra, LLP to serve as our new independent registered public accounting firm.

	The resignation of FBG became effective as of the date FBG completed its procedures on our unaudited interim financial statements as of September 30, 2006 and for the three month period then ended and the quarterly report on Form 10-Q in which such unaudited interim financial statements were included. For more information with respect to this matter, see our current reports on Form 8-K and 8-K/A filed on May 17, 2007 and June 18, 2007, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

	(a)	Evaluation of disclosure controls and procedures

	The Company?s general partner, who serves as its chief executive and chief financial officer, evaluated the effectiveness of the Company?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?)) as of the end of the period covered by this report. Based on this evaluation, the general partner has concluded that, at June 30, 2007, the Company?s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC?s rules and forms.

	(b)	Changes in internal controls over financial reporting:

	There has been no changes in the Company?s internal control over financial reporting during the year ended June 30, 2007 that has materially affected, or is reasonably likely to affect, the Company?s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

	None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

	The following information is provided with respect to each general partner and officer of Registrant.

                                         BUSINESS EXPERIENCE DURING
   NAME                        AGE           PAST FIVE YEARS

Stanley R. Rosenthal           78        General Partner;
                	President and Chief
		Executive Officer of
		predecessor All-State
		Properties, L.P. since
		1971

		Managing Member of
		Tunicom LLC.
		since 1989

		President of SRR Consulting
		Corp. and President of SRR
		Management Corp. since July,
		1997

ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the three year period ended June 30, 2007.

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
           	MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The following table sets forth as of June 30, 2007 information concerning: (i) all the persons who are known to the Registrant to be the beneficial owners of more than 5% of the units of limited partnership interest; and (ii) the beneficial ownership of limited partnership units by the General Partner.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

	The following discussion of certain relationships and related transactions should be read in conjunction with our financial statements and notes as of June 30, 2007.

Name of specified person:	Stanley R. Rosenthal
Relationship of such person:	General Partner with
			  5% ownership interest
Amount of transactions:	Land sale consulting fees
			  (netted in gain on sale
			  of land)			$	250,000



















III-2







ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	On January 1, 2007, the Registrant retained the services of Morrison, Brown, Argiz & Farra, LLP as independent accountants for the Company replacing Freeman, Buczyner & Gero.

	The following fees were invoiced by the auditing firm for the years ended June 30,

                                                     2 0 0 7        2 0 0 6

	Audit fees			$	20,500	$	20,000
	Tax fees						3,500		3,500

	Total						$		24,000	$	23,500

Professional services are approved by the Company?s general partner prior to the completion of the audit.

Tax fees consists of fees billed for professional services including assistance regarding federal and state tax compliance and related services.





































III-3





PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


	1.	FINANCIAL STATEMENTS:
				PAGE
		Financial Statements included in Part II of this report:

		Registrant:
		Balance Sheets as of June 30, 2007 and 2006		II-9

		Statements of Operations for the years ended
			June 30, 2007, 2006, and 2005					II-10

		Statements of Changes in Partners' Capital
		(Deficiency) for the years ended June 30, 2007,
		2006 and 2005			II-11

		Statements of Cash Flows for the years ended
		June 30, 2007, 2006 and 2005		II-12/13

		Notes to Financial Statements for the years
		ended June 30, 2007, 2006 and 2005			II-14/21


		Investment in real estate limited liability company:
		Balance Sheets as of June 30, 2007 and 2006			II-25

		Statements of Operations for the years ended
		June 30, 2007, 2006 and 2005			II-26

		Statements of Changes in Members? Equity
		for the years ended June 30, 2007, 2006
		and 2005			II-27

		Statements of Cash Flows for the years ended
		June 30, 2007, 2006 and 2005			II-28/29

		Notes to Financial Statements for the years
		Ended June 30, 2007, 2006 and 2005			II-30/35

	2.	FINANCIAL STATEMENT SCHEDULES:

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)



	3.	EXHIBITS:	PAGE NO. OR INCORPORATION
			      BY REFERENCE
	See Exhibit Index below:

	(3)	Limited Partnership	Incorporated by reference
		Agreement, All-State	to the Registration
		Properties L.P.	Statement of Registrant
			No. 2-90988
	(4)	(ii) Instruments
		Defining Rights of
		Security Holders,
		included Debentures:

		4% Convertible Sub-	Incorporated by reference
	ordinated Debenture,	to Form 10-K for the year
		due 1989	ended June 30, 1985

	(10)(iii) (A) Material
		Contracts:

		a. Stock Purchase	Incorporated by reference
		agreement dated	to the Registration
		April 18, 1984	Statement of Registrant
		between All-State	No. 2-90988
		Properties, Inc.
		and Security
		Management Corp.

		b. Loan Agreement	Incorporated by reference
		between All-State	to Form 10-K for the
		Properties, L.P. and	year ended June 30, 1987
		City Nat'l Bank of
		Florida dated April
		20, 1987 - $2,400,000

		c. Tunicom Partnership	Incorporated by reference
		Ltd. Limited Partner-	to Form 10-K for the
		ship Agreement dated	year ended June 30, 1987
		September 23, 1986

		d. Loan Agreement	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Puller	ended June 30, 1987
		Mortgage Associates,
		Inc. dated 4/23/87 -
		$27,749,100

		e. Management Contract	Incorporated by reference
		between Tunicom Partner-	to Form 10-K for the year
		ship Ltd. and Basic 	ended June 30, 1987
		American Medical Inc.
		dated Sept. 29, 1986

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

	f. Contract of Sale	Incorporated by reference
	between CPC and	to Form 8-K dated
	Centex Real Estate	July 7, 1989
	Corporation dated
	May 2, 1989

	g. Management Contract	Incorporated by reference
	between Tunicom Partner-	to Form 10-K for the year
	ship Ltd. and Senior	ended June 30, 1989
	Lifestyle Corporation
	dated 7/1/89

	h. Settlement Agreement	Incorporated by reference
	between CPC and MFM Group	to Form 10-K for the year
	dated March 28, 1990	ended June 30, 1990

	i. Settlement Agreement	Incorporated by reference
	between Tunicom and MFM 	to Form 10-K for the year
	Group dated March 28, 1990	ended June 30, 1990.

	j. Amendment to Management	Incorporated by reference
	Contract between Tunicom and	to Form 10-K for the year
	Senior Lifestyle Corporation	ended June 30, 1992
	dated as of Jan. 1, 1992

	k. Management Agreement 	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, Managing	ended June 30, 1995
	Partner of Owner dated
	August 1, 1995

	l. Employment Agreement	Incorporated by reference
	between Tunicom and Stanley	to Form 10-K for the year
	R. Rosenthal, effective	ended June 30, 1995
	August 1, 1995

	m. Lease and option to pur-	Incorporated by reference
	chase agreements between	to Form 8-K dated October
	Tunicom and CareMatrix 	10, 1997
	Corporation effective
	as of July 1, 1997

	n. Disposition of assets in 	Incorporated by reference
	accordance with Option 	to Form 8-K dated August
	Agreement on August 16, 2000	16, 2000

	o. Acquisition Agreement dated	Incorporated by reference as
	March 14, 2007 by and among	Exhibit 10.1 to Form 8K dated
	All-State Properties, L.P., 	March 14, 2007
	Hubei Longdan (Delaware), Inc.,
	Hubei Longdan Biological Medicine
	Technology Co., Ltd. And Longdan
	International, Inc.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)


(11)     Exhibits indicating computa-	IV-5
	tion of earnings per unit for
	the years ended June 30, 2007
	2006 and 2005

(16)     Letter of change in certifying	Incorporated by reference to Form
	accountant as of January 1, 2007	8-K/A dated June 18, 2007

(22)	Subsidiaries of the Registrant:

   (d)	NONE

	Signature Page    	IV-6

(31)     Certification pursuant to	IV-7
	18 U.S.C. Section 1350, as
	adopted pursuant to Section
	302 of the Sarbanes-Oxley
	Act of 2002

(32)     Certification of Chief	IV-8
	Executive Officer pursuant
	to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of
	2002

EXHIBIT 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBITS INDICATING THE COMPUTATION OF EARNINGS PER UNIT
YEARS ENDED JUNE 30, 2007, 2006 AND 2005


	2 0 0 7        2 0 0 6        2 0 0 5
Computation of pri-
 mary earnings per
 unit:
    Units issued		3,118,065		3,118,065		3,118,065


	 		3,118,065		3,118,065		3,118,065

Net income (loss)
 before extraordinary
 items	$	141,243	$	(78,016)	$	(72,285)

Computation of fully
 diluted income (loss)
 per unit before extra-
 ordinary items	$       0.05		$       (0.03)	$       (0.02)

Net income (loss)
 after extraordinary
 items	$	141,243	$	(78,016)	$	(72,285)


Computation of fully
 diluted income (loss)
 per unit after extra-
 ordinary items	$       0.05	$       (0.03)	$       (0.02)

(A)	Weighted average number of units outstanding





















See notes to financial statements.
IV-5





SIGNATURES






	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ALL-STATE PROPERTIES L.P.


                By:	   /s/Stanley R. Rosenthal_
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 28, 2007








	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



                         ALL-STATE PROPERTIES L.P.


                  By:	   /s/Stanley R. Rosenthal
                   		  STANLEY R. ROSENTHAL
			   General Partner


Date:  September 28, 2007
















IV-6




EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF
ALL-STATE PROPERTIES, L.P.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stanley Rosenthal, certify that:

1.	I have reviewed this report on Form 10-K of All-State Properties L.P.;

2.	Based on my knowledge this report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this report;

4.	As the registrants certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting
(as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

a)	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to designed under my supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. 	As the registrant?s certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of registrant?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls over financial reporting.

Date:  September 28, 2007

By:/s/Stanley Rosenthal
_____________________
Stanley Rosenthal
General Partner
IV-7





EXHIBIT 32
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley R. Rosenthal, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Report on Form 10-K of All-State Properties L.P. for the year ended June 30, 2007 (the ?Report?) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of All-State Properties L.P.


Date:  September 28, 2007
	By:	/s/Stanley R. Rosenthal




	Name:	Stanley R. Rosenthal
	Title:	General Partner



A signed original of this written statement required by Section 906 has been provided to All-State Properties L.P. and will be retained by All-State Properties L.P. and furnished to the Securities and Exchange Commission or its staff upon request.




























IV-8