Form 10-Q
period 2007-09-30
ALL STATE PROPERTIES LP
filed 2007-11-13
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

COMMISSION FILE NUMBER 0-12895

ALL-STATE PROPERTIES L.P.
(Exact name of registrant as specified in its charter)

       Delaware  	    59-2399204
(State or other jurisdiction or	(I.R.S. Employer
 incorporation or organization) 	Identification No.)


4201 North Federal Highway, Suite B, Pompano Beach, FL 33064-6048
(Address of principal executive offices)        (Zip Code)

Mailing address:
	P.O. Box 5524,Fort Lauderdale, FL 33310-5524

Registrant's telephone number, including area code (954) 941-2290

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


         Class                 Outstanding at September 30, 2007

 Limited Partnership Units              3,118,065 Units







	Page 1
ALL-STATE PROPERTIES L.P.
FORM 10-Q QUARTERLY REPORT
THREE MONTHS ENDED SEPTEMBER 30, 2007


I N D E X

PART 1 ? FINANCIAL INFORMATION

		PAGE

ITEM 1	Financial Statements	2-10

ITEM 2	Management?s Discussion and Analysis
	 of Financial Condition and Results of
	 Operations.	11

ITEM 3	Quantitative and Qualitative Disclosures
	 About Market Risk.	11

ITEM 4	Controls and Procedures.	11

	Supplemental Information - Exhibit	12

PART II ? OTHER INFORMATION

ITEM 1	Legal Proceedings	13

ITEM 1A	Risk Factors		13

ITEM 2 	Unregistered Sales of Equity Securities and
	 Use of Proceeds	13

ITEM 3	Defaults upon Senior Securities	13

ITEM 4	Submission of Matters to Vote of
	 Security Holders	13

ITEM 5	Other Information	13

ITEM 6 	Exhibits and Reports on Form 8-K	13-14

	Signatures	15






Page 2
ITEM 1  FINANCIAL STATEMENTS

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007



	SEPTEMBER		  JUNE
	   30,		   30,
	 2 0 0 7      2 0 0 7
	(UNAUDITED)
ASSETS

  Cash	$	22,336	$	28,134

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

LIABILITIES:

   Accounts payable and accrued
    liabilities	$	44,460	$	28,134

PARTNERS? CAPITAL (DEFICIENCY):

   Partners' Capital 		(22,124)		-

TOTAL LIABILITIES AND PARTNERS'
 CAPITAL (DEFICIENCY)	$	22,336	$	28,134

























See accompanying notes.




Page 3
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


			2 0 0 7	2 0 0 6
REVENUES:

	Interest income	$	222	$	-
	Equity in income
	 (loss) of real
	 estate limited
	 liability company
	 - related party		-	 	(5,496)

	     Total Revenue	$	222	$	(5,496)

COST AND EXPENSES:

	General and
	 administrative		22,346		7,683

	Interest expense			-		2,708

			22,346		10,391

NET INCOME (LOSS)		$	(22,124)	$	(15,887)

NET INCOME (LOSS) PER
 PARTNERSHIP UNIT			$	(0.01)	$	(0.01)

CASH DISTRIBUTIONS PER UNIT	$	NONE	$	NONE
















See accompanying notes.




Page 4
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



		  2 0 0 7		   2 0 0 6
CASH FLOW FROM OPERATING ACTIVITIES:
	Cash paid for general and
	 administrative expenses	$	(6,020)	$	(13,188)

	Interest received		222		-

	   Cash Used in Operating Activities	(5,798)		(13,188)


CASH FLOW FROM FINANCING ACTIVITIES:
	Repayment notes payable -
	 related party, net		-		12,500

	   Cash Provided by Financing
	    Activities		-		12,500

NET DECREASE IN CASH		(5,798)		(668)

CASH AT BEGINNING OF YEAR		28,134		961

CASH AT END OF PERIOD	$	22,336	$	273

























See accompanying notes.




Page 5
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



		  2 0 0 7		   2 0 0 6
RECONCILIATION OF NET LOSS
 TO NET CASH USED IN
 OPERATING ACTIVITIES:

	Net Loss	$	(22,124)	$	(15,887)

ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:

	Equity in (income) loss of real
	 estate limited liability company ?
	 related party		-		5,496

	Interest expense		-		2,708

	Changes in Assets and Liabilities:
	  Increase (decrease) in accounts
	   payable		16,326		(5,505)

	      Total adjustments		16,326		2,699

CASH USED IN OPERATING ACTIVITIES	$	(5,798)	$	(13,188)























See accompanying notes.




Page 6
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)


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

		Since August 1999, the Company?s only business has been the ownership of a member interest of approximately 35% in Tunicom LLC, a Florida limited liability company (?Tunicom?). An affiliate of Tunicom was engaged in the ownership and operation of an adult rental apartment complex until the sale of the apartment complex in August 2000. Since that time, Tunicom?s only business was activities relating to its attempts to sell its only remaining asset, five acres of commercial and residential land in Broward County, Florida (the ?Remaining Property?). For a description of the sale of the Remaining Property by Tunicom and the liquidating distribution by the Company, see Item 1(b)(i). Following the completion of the transactions described in Item
(b)(ii) the Company became a ?shell company? (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) because is has no or nominal operations and no or nominal assets (other than cash). In March 2007, the Company entered into an Acquisition Agreement which contemplates a reverse merger with a private operating Chinese pharmaceutical company provided that certain conditions are satisfied, including approval of the transaction by its partners (See Item 1(b)(ii)).







Page 7
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1.	BUSINESS (CONTINUED)

(a)	General Development of Business (Continued)

		On November 2, 2007, the Company terminated the Acquisition Agreement based on the breach of its terms by Longdan. As previously disclosed, the Company currently intends to dissolve. Since the Company has no net assets, no further distributions will be made to the partners.

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




Page 8
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1.	BUSINESS (CONTINUED)

 (ii)	Acquisition Agreement (Continued)

Merger Effective Time (as defined in the Agreement), the shareholders of Longdan will be issued shares representing approximately eighty nine percent (89%) of the capital stock of the Company and the Company?s shareholders will hold shares representing approximately eleven percent (11%) of the capital stock of the Company, in each case, on an ?as if converted basis?.

	Longdan had agreed to pay all costs
associated with the Acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and had also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934, as amended, after June 30, 2007.

	On October 31, 2007 Longdan advised the
Company that it will not fulfill its contractual commitment to pay these expenses. Accordingly, by its letter to Longdan dated November 2, 2007, All-State terminated the Acquisition Agreement based on this breach. As previously mentioned in its filings with the Securities and Exchange Commission, the Company?s current intention is to dissolve itself. Since the Company has no net assets, no further distributions will be made to the partners. The General Partner of the Company has indicated that he will pay or seek to settle any remaining liabilities of the Company, though he has no legal obligation to do so.

		(iii)	Registrant has no plans for any new products.

		(iv)	Registrant holds no patents, trademarks, etc.

(v)	No part of Registrant?s business is
subject to significant seasonal
variation.

(vi)	Registrant?s only present source of
working capital is the cash in bank.

(vii)	No portion of Registrant?s business
involved government contracts.







Page 9
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)




1.	BUSINESS (CONTINUED)

(viii)	Registrant incurs no research and development
expenses.

		(ix)	Registrant employs no employees.

2.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements and related notes included in the Company?s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results expected for the full year (See Note 3).

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assess and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.











Page 10
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)



3.	BUSINESS CONTINUITY

These financial statements have been prepared on a going concern basis. As of February 6, 2007, the Company has realized its last remaining asset and has distributed all cash except for approximately $22,336 on hand as of September 30, 2007. This cash will be used to pay expenses. The Company had no operations for the quarter ended September 30, 2007 and a working capital deficit of $22,124 as of September 30, 2007. As previously disclosed in filings with the Securities and Exchange Commission the Company?s current intention is to dissolve and the General Partner of the Company has indicated that he will contribute capital or seek to settle the working capital deficit and any other remaining liabilities of the Company.






































Page 11
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)


ITEM 2	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ? ALL-STATE
PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2006

The Company had no operations for the three months ended
September 30, 2007. On November 2, 2007, the acquisition agreement with Longdan has been terminated and the Company intends to dissolve.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2007 and September 30, 2006, cash used in operations was $5,798 and $13,188, respectively, primarily for the payment of general and administrative expenses. The General Partner of the Company has indicated that he will contribute capital or seek to settle the working capital deficit of $22,124 and any other remaining liabilities of the Company, though he has no legal obligation to do so.

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







Page 12
ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT
THREE MONTHS ENDED SEPTEMBER 30,






		   2 0 0 7      2 0 0 6

Partnership units outstanding    		3,118,065		3,118,303

Net Income (Loss)	$	(22,124)	$	(15,887)

Net Income (Loss) Per Partnership
 Unit	$      (0.01) $     (0.01)










































Page 13
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION



ITEM 1 ? Legal Proceedings

	None.

ITEM 1A- Risk Factors

	There have been no material changes from the risk factors disclosed in All-State Properties L.P. Form 10-K.

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

ITEM 5 ? Other Information

	None.

ITEM 6 ? Exhibits and Reports on Form 8-K

(10a)Execution of Definitive Agreement by and among All-State Properties L.P., Hubei Longdan
(Delaware), Inc., Hubei Longdan Biological
Medicine Technology Co., Ltd. and Longdan
International, Inc. (File No. 0-12895) dated March
14, 2007 and incorporated herein by reference.

(10b)Change in Certifying Registrant?s Accountant (File
No. 0-12895) dated May 17, 2007 and incorporated herein by reference.













Page 14
ALL-STATE PROPERTIES L.P.

PART II - OTHER INFORMATION




ITEM 6 ? Exhibits and Reports on Form 8-K (Continued)

(10c)Termination of a Material Definitive Agreement by and among All-State Properties L.P., Hubei Longdan
(Delaware), Inc., Hubei Longdan Biological
Medicine Technology Co., Ltd. and Longdan
International, Inc. (File No. 0-12895) dated
November 2, 2007 and incorporated herein by reference.

(31)	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Page 21).

(32)	Certification of Chief Executive Officer (General
Partner) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Page 23).




































Page 15




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		ALL-STATE PROPERTIES L.P.



                                By:     /s/ Stanley R. Rosenthal
                                           STANLEY R. ROSENTHAL
                                            General Partner


Dated: November 13, 2007