Form 10-K/A
period 2007-06-30
ALL STATE PROPERTIES LP
filed 2008-01-23
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

AMENDMENT NO. 1

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: June 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ALL-STATE PROPERTIES L.P.

———————

Delaware	0-12895	59-2399204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

P.O. Box 5524

Fort Lauderdale, FL 33310-5524

(Address of Principal Executive Office) (Zip Code)

(954) 941-2290

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Limited partnership units

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

			Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		X	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
		X	Yes		No

The aggregate market value of the limited partnership units held by non-affiliates of Registrant was $414,623, as of September 26, 2007, based on the last sale price for a unit of limited partnership interests on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class		Outstanding at September 26, 2007
Limited Partnership Units		3,118,065 Units

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan

confirmed by a court			Yes		No

DOCUMENTS INCORPORATED BY REFERENCE
none

EXPLANATORY NOTE

We are filing this amendment to our annual report for the year ended June 30, 2007 to reflect changes made in response to the comments received by us from Staff of the Securities and Exchange Commission in connection with the Staff’s review of the report. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. Unless otherwise stated, all information contained in this amended report is as of September 28, 2007, the original filing date of our annual report for the year ended June 30, 2007.

Pursuant to the Rules of the SEC, currently dated certifications from our General Partner, in his capacity as Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

The changes made to the report include a revision of our auditor’s report on our financial statements to comply with the requirements of generally accepted auditing standards and revisions to bring our disclosure regarding executive compensation into compliance with current requirements.

PART II

ITEM 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

All-State Properties, L.P. and Subsidiary

Lauderhill, Florida

We have audited the accompanying consolidated balance sheet of All-State Properties, L.P. and Subsidiary (the “Company”) as of June 30, 2007 and the related consolidated statements of operations, changes in partners’ capital (deficiency), and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of All-State Properties, L.P., as of June 30, 2006, and for the years ended June 30, 2006 and 2005 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 15, 2006.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company plans to either consummate a reverse merger with an unrelated party or, if not consummated, liquidate and distribute its remaining net assets or liability. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrison, Brown, Angiz & Farra, LLP

Miami, Florida

September 24, 2007

PART III

ITEM 11.

EXECUTIVE COMPENSATION

The Company currently only has one employee, its General Partner. Although the General Partner is entitled to receive compensation under the terms of the Company’s partnership agreement, the Company did not pay the General Partner any compensation in its fiscal year ended June 30, 2007.

The Company was not engaged in an operating business in its fiscal year ended June 30, 2007 and its only activity during such period was to make a final distribution after receipt of funds relating to its interest in Tunicom LLC, its sole investment, following the liquidation of that company after the sale of its sole asset; and in connection with a proposed reverse merger with a Chinese pharmaceutical company that was terminated in October 2007. As previously reported by the Company, the Company’s General Partner received a fee of $250,000 from Tunicom LLC for his assistance in obtaining necessary permits and consents, governmental and otherwise, required under agreement of purchase and sale and also for his assistance to the buyer in securing the financing for the transaction. The payment by Tunicom LLC to the General Partner was unanimously approved by the members of the Tunicom LLC with the Company and its General Partner abstaining in May 2002.

Currently, the Company has no assets available to pay compensation.

In the event that the Company should receive funds and determine to compensate the General Partner or any individual hired as an executive officer, its intention would be to compensate such individual on a pay-for-performance basis, based on a review of such executive’s performance. Our compensation philosophy is to provide adequate incentives and financial motivation comparable to executive officers of companies with which we compete for executives. The specifics of any compensation program will depend in part on the business in which we ultimately engage, if any, the funds available to us to pay cash compensation and other factors. We currently expect that equity incentives would be an important part of any compensation package.

The following disclosure provides information on the Compensation Program Elements and the compensation paid to executive officers.

The following table sets forth aggregate cash compensation paid or accrued by the Registrant to the General Partner during the three year period ended June 30, 2007.

NAME OF NDIVIDUAL OR	REGISTRANTS	SHARE OF CASH
NUMBER OF PERSONS	CAPACITIES	COMPENSATION
IN GROUP	IN WHICH SERVED
Stanley R. Rosenthal	General Partner	$ -0-
* All officers as a group	(1 person)	$ -0-

COMPENSATION PROGRAM ELEMENTS AND PAY LEVEL DETERMINATION

The Company considers the totality of the information presented (including external competitiveness, the performance review, Company performance, progress towards strategic objectives and internal equity) and applies its knowledge and discretion to determine the compensation for each executive officer.

Base Salary

The Company’s executive officers received no base salary in the fiscal year ended June 30, 2007.

Long-term Incentives

The Company’s executive officers received no long-term incentives in the fiscal year ended June 30, 2007.

Retirement Plans

The Company did not maintain a pre-tax savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company did not make profit-sharing contributions. The Company offered no other retirement plan to its executive officers.

Nonqualified Deferred Compensation Plans

There were no contributions to any nonqualified defined contribution or other nonqualified deferred compensation plans for any named executive officers during the year ended June 30, 2007.

Employment Agreements

The Company has no active employee agreements.

Executive Severance Policy

The Company currently does not offer executive officer severance pay.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.
	EXHIBITS	INCORPORATION BY REFERENCE
	Signature Page	7
EXHIBIT NUMBER
(31)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

January 18, 2008	ALL-STATE PROPERTIES L.P.

	By:	/s/ Stanley R. Rosenthal
STANLEY R. ROSENTHAL
Authorized Person

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date
/s/ Stanley R. Rosenthal	Authorized Person	January 18, 2008