Form 10-Q
period 2007-12-31
ALL STATE PROPERTIES LP
filed 2008-02-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ALL-STATE PROPERTIES L.P.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street P.O. Box 393 Washington, VA 2274

(Address of Principal Executive Office) (Zip Code)

540-675-6276

(Registrant’s telephone number, including area code)

P.O. Box 5524 Fort Lauderdale, FL 33310-5524

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		X	Yes		No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,118,065

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.			Yes		No

ALL-STATE PROPERTIES L.P.

FORM 10-Q QUARTERLY REPORT

DECEMBER 31, 2007

INDEX

		PART I – FINANCIAL INFORMATION	PAGE
ITEM	1	Financial Statements	3 -9
ITEM	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM	3	Quantitative and Qualitative Disclosures About Market Risk	10
ITEM	4	Controls and Procedures	10
		Supplemental Information – Exhibit	11

		PART II – OTHER INFORMATION
ITEM	1	Legal Proceedings	12
ITEM	1A	Risk Factors	12
ITEM	2	Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM	3	Defaults upon Senior Securities	12
ITEM	4	Submission of Matters to Vote of Security Holders	12
ITEM	5	Other Information	12
ITEM	6	Exhibits	12
		Signatures	13
Exhibit 31
Exhibit 32

ITEM 1 FINANCIAL STATEMENTS

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

	DECEMBER	JUNE
	31,	30,
	2007	2007
	(Unaudited)
ASSETS

Cash	$8,369	$28,134

LIABILITIES AND PARTNER CAPITAL (DEFICIENCY)

LIABILITIES:

Accounts payable and accrued liabilities	11,170	28,134
Note Payable – related party	26,000	-
Accrued Interest – related party	57	-

TOTAL LIABILITIES	37,227	28,134

PARTNER CAPITAL (DEFICIENCY):

Partner Deficiency	(28,858)	-

TOTAL LIABILITIES AND PARTNER CAPITAL (DEFICIENCY)	$8,369	$28,134

See accompanying notes

ALL-STATE PROPERTIES L.P.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	December 31		December 31
	2007	2006	2007	2006

REVENUES:

Equity in income of real estate limited company - related party	-	$217,232	-	$211,736
Realization of deferred revenue	-	68,207	-	68,207
Interest	$29	-	$251	-

TOTAL REVENUE	29	285,439	251	279,943

COST AND EXPENSES:

General and administrative	6,706	19,706	29,052	27,389
Write-off of accrued interest receivable	-	48,423	-	48,423
Interest expense	57	2,880	57	5,588

TOTAL COST AND EXPENSES:	6,763	71,009	29,109	81,400

NET (LOSS) INCOME	$(6,734)	$214,430	$(28,858)	$198,543

NET (LOSS) INCOME PER PARTNERSHIP UNIT	-	$0.06	$(0.01)	$0.06

CASH DISTRIBUTIONS PER UNIT	NONE	NONE	NONE	NONE

See accompanying notes

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:

Cash paid for general and administrative expenses	$(46,016)	$(50,741)
Interest received	251	-

CASH USED IN OPERATING ACTIVITIES	(45,765)	(50,741)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from notes payable- related party	26,000	50,700

CASH PROVIDED BY FINANCING ACTIVITIES	26,000	50,700

NET DECREASE IN CASH	(19,765)	(41)

CASH AT BEGINNING OF YEAR	28,134	961

CASH AT END OF PERIOD	$8,369	$920

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net (loss) income	$(28,858)	$198,543

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH USED
IN OPERATING ACTIVITIES:
Equity in (income) loss of real estate limited liability company- related party	-	(211,735)
Recognition of deferred revenue	-	(68,207)
Interest expense	57	5,588
Interest receivable write-off	-	48,423
Changes in Assets and Liabilities:
Decrease in accounts payable	(16,964)	(23,353)

Total adjustments	(16,907)	(249,284)

CASH USED IN OPERATING ACTIVITIES	$(45,765)	$(50,741)

See accompanying notes

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

1. BUSINESS

(a.) General Development of Business

All-State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All-State Properties, Inc. (the “Corporation”); and together with the Partnership, the “Company”. In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Company. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement (See item 1(b)(ii)). The Company together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

Since August 1999, the Company’s only business has been the ownership of a member interest of approximately 35% in Tunicom LLC, a Florida limited liability company (“Tunicom”). An affiliate of Tunicom was engaged in the ownership and operation of an adult rental apartment complex until the sale of the apartment complex in August 2000. Since that time, Tunicom’s only business was activities relating to its attempts to sell its only remaining asset, five acres of commercial and residential land in Broward County, Florida (the “Remaining Property”). For a description of the sale of the Remaining Property by Tunicom and the liquidating distribution by the Company, see Item 1(b)(i). Following the completion of the transactions described in Item 1(b)(ii) the Company became a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) because it has no or nominal operations and no or nominal assets (other than cash). In March 2007, the Company entered into an Acquisition Agreement which contemplates a reverse merger with a private operating Chinese pharmaceutical company provided that certain conditions are satisfied, including approval of the transaction by its partners (See Item 1(b)(ii)).

On November 2, 2007, the Company terminated the Acquisition Agreement based on the breach of its terms by Longdan.

On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Stanley R. Rosenthal, an individual resident of the State of Florida ("Rosenthal").

Under the terms of the Agreement, Belmont has agreed to pay to the Company the sum of Twenty Two Thousand Dollars ($22,000.00) (the “Loan”).  As consideration for the Loan, the Company and Rosenthal have agreed to grant Belmont a promissory note to repay the Loan, Rosenthal has agreed to resign as the General Partner of the Company and Joseph Meuse will be appointed the General Partner.  In addition, Belmont shall pay for the

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

1.

 BUSINESS – Continued

(a.) General Development of Business - Continued

reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with this Agreement and all related agreements and transactions contemplated by the Agreement up to an amount not to exceed Ten Thousand Dollars ($10,000) in the aggregate (the “Legal Expenses”). To the extent Belmont pays any Legal Expenses in accordance with the above, the Company agrees that any such amount shall be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont shall transfer to the Company, or such third party as designated by the Company, a deposit of four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

(b.) Narrative Description of Business

(i) Remaining Property Sale

On December 19, 2006, Tunicom sold the Remaining Property and thereafter distributed the net sales proceeds to its members, including the Company, as a final liquidating distribution. After payment of certain debt and after setting aside a reserve for expenses, the Company distributed the remaining cash to its partners. Following the distribution, the Company has no assets.

(ii) Acquisition Agreement

The Company had been negotiating a definitive agreement with Hubei Longdan Biological Medicine Technology Co., Ltd. (“Longdan”), a company organized under the laws of the People’s Republic of China (the “PRC”), pursuant to which the Company would issue approximately eighty nine percent (89%) of its capital stock to Longdan’s shareholders in return for acquisition of the business of Longdan (the “Acquisition”). Longdan is engaged in the marketing and sale of pharmaceutical products in the PRC.

On March 14, 2007, the Company, Longdan Delaware, Longdan and Longdan International Inc., a corporation formed under the laws of Nevis (“Longdan International”), entered into an Acquisition Agreement (the “Acquisition Agreement”) pursuant to which the Company will acquire Longdan International and an indirect interest in Longdan and the shareholders of Longdan International will acquire a controlling interest in the Company. The Company will account for the transaction as a reverse merger.

Under the terms of the Acquisition Agreement, it is contemplated that the Company will convert from a Delaware limited partnership to a newly-formed Delaware corporation to be called Longdan International Holdings, Inc. (“LIH”) and Longdan International will merge with and into Longdan Delaware. At the Merger Effective Time (as defined in the Acquisition Agreement), the shareholders of Longdan will be issued shares representing approximately eighty nine percent (89%) of the capital stock of the Company and the Company’s shareholders will hold shares representing approximately eleven percent (11%) of the capital stock of the Company, in each case, on an “as if converted basis”.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

1.

BUSINESS – Continued

(ii) Acquisition Agreement - Continued

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

(iii) Other Agreements

On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Stanley R. Rosenthal, an individual resident of the State of Florida ("Rosenthal").

Under the terms of the Agreement, Belmont has agreed to pay to the Company the sum of Twenty Two Thousand Dollars ($22,000.00) (the “Loan”).  As consideration for the Loan, the Company and Rosenthal have agreed to grant Belmont a promissory note to repay the Loan, Rosenthal has agreed to resign as the General Partner of the Company and Joseph Meuse will be appointed the General Partner.  In addition, Belmont shall pay for the reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with this Agreement and all related agreements and transactions contemplated by the Agreement up to an amount not to exceed Ten Thousand Dollars ($10,000) in the aggregate (the “Legal Expenses”). To the extent Belmont pays any Legal Expenses in accordance with the above, the Company agrees that any such amount shall be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont shall transfer to the Company, or such third party as designated by the Company, a deposit of four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

(iv)

Registrant has no plans for any new products.

(v)

Registrant holds no patents, trademarks, etc.

(vi)

No part of Registrant’s business is subject to significant seasonal variation.

(vii)

Registrant currently has no working capital available.

(viii)

No portion of Registrant’s business involved government contracts.

(ix)

  Registrant incurs no research and development expenses.

(x)

  Registrant employs no employees.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(UNAUDITED)

2. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed financial statements are read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assess and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

3. NOTES PAYABLE – RELATED PARTY

On December 20, 2007 Belmont Partners lent the Company $22,000 to pay for outstanding and reasonable legal costs and expenses incurred by the Company. Belmont has also agreed to additionally pay up to $10,000 of additional legal expenses and such amount will be added to the outstanding principal loan amount. As of December 31, 2007, $4,000 of this additional funding has been loaned to the Company. Interest will accrue at a rate of eight percent (8%) per annum. The principal loan amount and accrued interest is payable on the fifteenth (15th) day following written demand by Belmont. If all or a portion of the principal amount or any additional advance under this note or any interest payable shall not be paid when due, the overdue amount will bear interest at ten percent (10%) per annum. Joseph Meuse is a Partner and Managing Director of Belmont Partners and the General Partner of the Company.

4. BUSINESS CONTINUITY

These financial statements have been prepared on a going concern basis. The Company has $8,369 on hand as of December 31, 2007 and such cash will be used to pay general and administrative expenses. The Company had no operations for the quarter and six months ended December 31, 2007 and a working capital deficit of $28,858 as of December 31, 2007. As a change to what was previously disclosed in filings with the Securities and Exchange Commission the Company’s current intention is seek viable acquisition candidates and not dissolve. The Company is actively seeking alternative sources of funding to continue as a going concern.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – ALL-STATE PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

The Company had no operations for the three months ended December 31, 2007. The net income for the three months ended December 31, 2006 was the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the sale of land in December 2006.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

The Company had no operations for the six months ended December 31, 2007. The net income for the six months ended December 31, 2006 was the result of income earned from its investment in the real estate limited liability company, Tunicom LLC from the sale of land in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2007 and December 31, 2006, cash used in operations was $45,765 and $50,741, respectively, primarily for the payment of general and administrative expenses. Since the Company has no operating revenues, funds were advanced from a related party. The Company will actively seek alternative sources of funding to continue as a going concern.

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

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT SIX MONTHS ENDED DECEMBER 31,

	2007	2006
Partnership units outstanding	3,118,065	3,118,303
Net (Loss) Income	$(28,858)	$198,543
Net (Loss) Income Per Partnership Unit	$(0.01)	$0.06

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

None

ITEM 1A Risk Factors

There have been no material changes from the risk factors disclosed in All-State Properties L.P. Form 10-K.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3 Defaults upon Senior Securities

There were no defaults by Registrant on its senior securities during the quarter covered by this report.

ITEM 4 Submission of Matters to Vote of Security Holders

No matters were submitted during the quarter covered by this report to a vote of limited partners.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(10a)Termination of a Definitive Agreement by and among All-State Properties L.P., Hubei Longdan (Delaware), Inc., Hubei Longdan Biological Medicine Technology Co., Ltd. and Longdan International, Inc. (File No. 0-12895) dated November 2, 2007 and incorporated herein by reference.

(10b) On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with All-State Properties L.P., a Delaware limited partnership (the “Company” or "ASP") and Stanley R. Rosenthal, an individual resident of the State of Florida ("Rosenthal").(File No. 0-12895) dated December 20, 2007 and incorporated herein by reference.

(31) Section 302 Certification of our Chief Financial Officer

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL-STATE PROPERTIES L.P.

Date February 14, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
General Partner