Form 10-Q
period 2008-03-31
ALL STATE PROPERTIES LP
filed 2008-05-20
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ALL-STATE PROPERTIES L.P.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

106 Glenwood Drive, South Liverpool, NY  13090

(Address of Principal Executive Office) (Zip Code)

315-451-7515

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.				☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☒	Yes	☐	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,939,065

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.				☐	Yes	☐	No

ALL-STATE PROPERTIES L.P.

FORM 10-Q QUARTERLY REPORT

MARCH 31, 2008

INDEX

		PART I – FINANCIAL INFORMATION	PAGE
ITEM	1	Financial Statements	3 -10
ITEM	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM	3	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM	4	Controls and Procedures	11
		Supplemental Information – Exhibit	12

		PART II – OTHER INFORMATION
ITEM	1	Legal Proceedings	13
ITEM	1A	Risk Factors	13
ITEM	2	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM	3	Defaults upon Senior Securities	13
ITEM	4	Submission of Matters to Vote of Security Holders	13
ITEM	5	Other Information	13
ITEM	6	Exhibits	13
		Signatures	14
Exhibit 31.1
Exhibit 32.1

ITEM 1 FINANCIAL STATEMENTS

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007

	MARCH	JUNE
	31,	30,
	2008	2007
	(Unaudited)
ASSETS

Cash	$130	$28,134

LIABILITIES AND PARTNER CAPITAL (DEFICIENCY)

LIABILITIES:

Accounts payable and accrued liabilities	6,499	28,134
Notes payable	27,600	-
Accrued interest	577	-

TOTAL LIABILITIES	34,676	28,134

PARTNER CAPITAL (DEFICIENCY):

Partner Deficiency	(34,546)	-

TOTAL LIABILITIES AND PARTNER CAPITAL (DEFICIENCY)	$130	$28,134

See accompanying notes

ALL-STATE PROPERTIES L.P.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS			NINE MONTHS
	ENDED			ENDED
	March 31			March 31
	2008		2007	2008	2007

REVENUES:

Equity in income of real estate limited company - related party	$-		$3,613	$ -	$215,349
Realization of deferred revenue				-	68,207
Interest	-		717	251	717

TOTAL REVENUE	-		4,330	251	284,273

COST AND EXPENSES:

General and administrative	5,168		17,163	34,220	44,551
Write-off of accrued interest receivable	-		969	-	49,392
Interest expense	520		5,464	577	11,052

TOTAL COST AND EXPENSES:	5,688		23,596	34,797	104,995

NET (LOSS) INCOME	$(5,688)		$(19,266)	$(34,546)	$179,278

NET (LOSS) INCOME PER PARTNERSHIP UNIT	$(0.00)	$	$(0.01)	$(0.00)	$0.06

CASH DISTRIBUTIONS PER UNIT	NONE		NONE	NONE	0.05

See accompanying notes

ALL-STATE PROPERTIES L.P.
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31,
(UNAUDITED)
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Cash paid for general and administrative expenses	$(55,855)	$(65,074)
Interest received	251	717
Interest paid	-	(23,860)

CASH USED IN OPERATING ACTIVITIES	(55,604)	(88,217)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from investing in real estate limited liability company-related party	-	458,050

CASH PROVIDED BY INVESTING ACTIVITES	-	458,050

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	27,600	(173,000)
Distribution to partners	-	(161,082)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,600	(334,082)

NET (DECREASE) INCREASE IN CASH	(28,004)	35,751

CASH AT BEGINNING OF YEAR	28,134	961

CASH AT END OF PERIOD	$130	$36,712

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
Net (loss) income	$(34,546)	$179,278

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH USED
IN OPERATING ACTIVITIES:
Equity in (income) loss of real estate limited liability company- related party	-	(215,349)
Recognition of deferred revenue	-	(68,207)
Interest receivable write-off	-	49,392
Decrease in accounts payable	(21,635)	(20,522)

Total adjustments	(21,058)	(267,495)

CASH USED IN OPERATING ACTIVITIES	$(55,604)	$(88,217)

See accompanying notes

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

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

LL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.  BUSINESS – Continued

(a.) General Development of Business - Continued

In addition, Belmont shall pay for the reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with this Purchase Agreement and all related agreements and transactions contemplated by the Agreement up to an amount not to exceed Ten Thousand Dollars ($10,000) in the aggregate (the “Legal Expenses”). To the extent Belmont pays any Legal Expenses in accordance with the above, the Company agrees that any such amount shall be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont loaned to the Company a deposit of four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement (the “Purchase Agreement”) with the Company and Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont Partners, LLC (“Belmont”), a Virginia limited liability company.

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). In conjunction with the Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.  As of March 31, 2008, the outstanding Units issued totaled 8,939,065.

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

MARCH 31, 2008

(UNAUDITED)

1.  BUSINESS – Continued

(ii) Acquisition Agreement - Continued

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

Under the terms of the Agreement, Belmont has agreed to pay to the Company the sum of Twenty Two Thousand Dollars ($22,000.00) (the “Loan”).  As consideration for the Loan, the Company and Rosenthal have agreed to grant Belmont a promissory note to repay the Loan, Rosenthal has agreed to resign as the General Partner of the Company and Joseph Meuse will be appointed the General Partner. In addition, Belmont shall pay for the reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with this Agreement and all related agreements and transactions contemplated by the Agreement up to an amount not to exceed Ten Thousand Dollars ($10,000) in the aggregate (the “Legal Expenses”). To the extent Belmont pays any Legal Expenses in accordance with the above, the Company agrees that any such amount shall be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont loaned to the Company four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

(iv)

Registrant has no plans for any new products.

(v)

Registrant holds no patents, trademarks, etc.

(vi)

No part of Registrant’s business is subject to significant seasonal variation.

(vii)

Registrant currently has no working capital available.

(viii)

No portion of Registrant’s business involved government contracts.

(ix)

Registrant incurs no research and development expenses.

(x)

Registrant employs no employees.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1.  BUSINESS – Continued

(iii) Other Agreements - Continued

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement (the “Purchase Agreement”) with the Company and Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont Partners, LLC (“Belmont”), a Virginia limited liability company.

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). In conjunction with the Purchase Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.  As of March 31, 2008, the outstanding Units issued totaled 8,939,065.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

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

3. NOTES PAYABLE

On December 20, 2007, Belmont Partners lent the Company $22,000 to pay for outstanding and reasonable legal costs and expenses incurred by the Company. Belmont has also agreed to additionally pay up to $10,000 of additional legal expenses and such amount will be added to the outstanding principal loan amount. As of March 31, 2008, $4,000 of this additional funding has been loaned to the Company. Interest accrues at a rate of eight percent (8%) per annum. The principal loan amount and accrued interest is payable on the fifteenth (15 th) day following written demand by Belmont. If all or a portion of the principal amount or any additional advance under this note or any interest payable shall not be paid when due, the overdue amount will bear interest at ten percent (10%) per annum. Joseph Meuse is a Partner and Managing Director of Belmont and the former General Partner of the Company.  Stanley Rosenthal, also a former General Partner, advanced $ 1,600 to the Company in February 2008.

4. BUSINESS CONTINUITY

These financial statements have been prepared on a going concern basis. The Company has $130 on hand as of March 31, 2008 and such cash will be used to pay general and administrative expenses. The Company had no operations for the quarter and nine months ended March 31, 2008 and a working capital deficit of $ (34,546) as of March 31, 2008.  As a change to what was previously disclosed in filings with the Securities and Exchange Commission the Company’s current intention is seek viable acquisition candidates and not dissolve. The Company is actively seeking alternative sources of funding to continue as a going concern.

ALL-STATE PROPERTIES L.P.

(A LIMITED PARTNERSHIP)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – ALL-STATE PROPERTIES L.P.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The Company had no operations for the three months ended March 31, 2008 and March 31, 2007. The net loss was $(5,688) and $(19,266) for March 31, 2008 and 2007, respectively.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

The Company had no operations for the nine months ended March 31, 2008 and March 31, 2007. The net loss was $(34,546) for the nine months ended March 31, 2008.  The net income was $179,278 for the nine months ended March 31, 2007, which was the result of income earned from its investment in the real estate limited liability company in that quarter and the realization of deferred revenue.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2008 and March 31, 2007, cash used in operations was $55,604 and $88,217, respectively, primarily for the payment of general and administrative expenses. Since the Company has no operating revenues, funds were advanced from a related party. The Company will actively seek alternative sources of funding to continue as a going concern.

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

ALL-STATE PROPERTIES L.P.
 (A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT NINE MONTHS

ENDED MARCH 31,

	2008	2007
Partnership units outstanding	8,939,065	3,118,303
Net (Loss) Income	$(34,546)	$179,278
Net (Loss) Income Per Partnership Unit	$(0.00)	$0.06

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

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(10a)

Termination of a Definitive Agreement by and among All-State Properties L.P., Hubei Longdan (Delaware), Inc., Hubei Longdan Biological Medicine Technology Co., Ltd. and Longdan International, Inc. (File No. 0-12895) dated November 2, 2007 and incorporated herein by reference.

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

(10c)

On March 3, 2008, Greenwich Holdings, LLC (“Greenwich”), a New York  limited liability company, entered into an agreement (the “Agreement”) with All-State Properties L.P., a Delaware limited partnership (the “Company” or "ASP") and Joseph Meuse, an individual resident of the State of Virginia ("Meuse").(File No. 0-12895) dated March 3, 2008 and incorporated herein by reference.

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

ALL-STATE PROPERTIES L.P.

Date: May 20, 2008	By:	/s/ Garry McHenry
Garry McHenry
General Partner