Form 10-K
period 2008-06-30
All State Properties Holdings, Inc.
filed 2008-10-14
CIK 745543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-12895
_______________________________________________

ALL STATE PROPERIES, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Nevada	59-2300204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 Glenwood Drive South
Liverpool, New York	13090
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 451-7515 All State Properties, L.P. P.O. Box 5524 Fort Lauderdale, FL 33310-5524 (Former name or former address if changed since last report)

_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

8,809,065

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☒ NO

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 579,329, as of October __, 2008, based on the last sale price of $0.14 for each share of common stock on such date.

ALL-STATE PROPERTIES HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2008

I N D E X

A Note About Forward-Looking Statements

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

• statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

• statements regarding our research and development efforts;

• statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

• statements regarding the future of our company, our competition or regulations that may affect us;

• statements regarding our ability to compete with third parties;

• any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

• any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

PART I.

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

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). In conjunction with the Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.  As of March 31, 2008, the outstanding Units issued totaled 8,809,065.

On May 29, 2008, our predecessor, All State Properties, L.P., a Delaware limited partnership (“ASP”), and All State Properties Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of ASP (“ASPH”), entered into an Agreement and Plan of Merger.  On May 29, 2008, ASP merged with and into ASPH, so that ASP and ASPH became a single corporation named All State Properties Holdings, Inc. (the “Surviving Corporation”), which is a corporation and exists under, and is governed by, the laws of the State of Nevada (the “Merger”).

As a result of the Merger, all of the assets, property, rights, privileges, powers and franchises of ASP became vested in, held and enjoyed by the Surviving Corporation, the Surviving Corporation assumed all of the obligations of ASP and we changed our name from “All State Properties, L.P.” to “All State Properties Holdings, Inc.”

Upon the effectiveness and as a result of the Merger, the Certificate of Incorporation and By-laws of ASPH became the Certificate of Incorporation and By-laws of the Surviving Corporation.

In addition, each share of common stock of ASP that was issued and outstanding immediately prior to the Merger was converted into 1 issued and outstanding shares of common stock of the Surviving Corporation (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of ASP immediately prior to the Merger are the holders of Common Stock of the Surviving Corporation. All shares of ASPH owned by ASP immediately prior to the Merger were surrendered to the Surviving Corporation and cancelled.

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2008, the issued and outstanding shares of common stock totaled 8,809,065.

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

On January 3, 2008, Stanley Rosenthal surrendered 100,000 partnership units back to the company in exchange for a dismissal of a note receivable that was non-recourse and payable solely from the Company’s distributions.

On February 13, 2008, Richard Astley surrendered 30,000 partnerships units back to the company in exchange for a dismissal of a note receivable that was non-recourse and payable solely from the Company’s distributions.

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement (the “Purchase Agreement”) with the Company and Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont Partners, LLC (“Belmont”), a Virginia limited liability company.

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). In conjunction with the Purchase Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.  As of March 31, 2008, the outstanding Units issued totaled 8,809,065.

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). In conjunction with the Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.  As of March 31, 2008, the outstanding Units issued totaled 8,809,065.

On May 29, 2008, our predecessor, All State Properties, L.P., a Delaware limited partnership (“ASP”), and All State Properties Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of ASP (“ASPH”), entered into an Agreement and Plan of Merger.  On May 29, 2008, ASP merged with and into ASPH, so that ASP and ASPH became a single corporation named All State Properties Holdings, Inc. (the “Surviving Corporation”), which is a corporation and exists under, and is governed by, the laws of the State of Nevada (the “Merger”).

In addition, each share of common stock of ASP that was issued and outstanding immediately prior to the Merger was converted into 1 issued and outstanding shares of common stock of the Surviving Corporation (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of ASP immediately prior to the Merger are the holders of Common Stock of the Surviving Corporation. All shares of ASPH owned by ASP immediately prior to the Merger were surrendered to the Surviving Corporation and cancelled.

On May 29, 2008 All State Properties LLP, a Delaware limited liability, company entered into a merger with All State Properties Holdings, Inc., a Nevada Corporation and ceased to exist under the terms of the merger. As of June 30, 2008, the issued and outstanding shares of common stock totaled 8,809,065.

(iv.)          Registrant has no plans for any new products.

(v.)           Registrant holds no patents, trademarks, etc.

(vi.)          No part of Registrant’s business is subject to significant seasonal variation.

(vii.)         Registrant’s only present source of working capital is the cash in bank.

(viii.)        No portion of Registrant’s business involved government contracts.

(viiii.)       Registrant incurs no research and development expenses.

(x.)            Registrant employs no employees.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own or lease any property.  Our only corporate office is owned by our president and we use the premises on a rent free basis, and therefore we have no leases.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor any of our affiliates, are involved in any lawsuit, the disposition of which would have a material effect upon either our results of operations, financial position, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is been quoted on the OTC Bulletin Board under the symbol "ATPTZ.OB." The following table sets forth the range of quarterly high and sales prices of the common stock as reported on October 9, 2008 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
September 30, 2006	0.55	0.12
December 31, 2006	0.18	0.11
March 31, 2007	0.20	0.07
June 30, 2007	0.17	0.09

September 30, 2007	0.15	0.10
December 31, 2007	0.20	0.03
March 31, 2008	0.09	0.19
June 30, 2008	0.12	0.12

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The source of the high and low sales price information is Nasdaq.com.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders.

As of June 30 2008, there were 1,182 shareholders of record of 8,809,065 shares of common stock issued and outstanding.

On May 29, 2008, Pursuant to the merger and dissolution of All-State Properties L.P., one unit of partnership interest became one share of common stock in All State Properties Holding, Inc. However, until the stockholders submitted their stock certificates for exchange and had taken other necessary steps, they would not become shareholders.

Dividends.

We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

Equity Compensation Plan Information.

The following table sets forth certain information as of October 9, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

Recent Sale of Unregistered Securities.

During the year ended June 30, 2008, had the following sale of unregistered securities:
Greenwich Holdings, LLC	4,471,000 shares of common stock
Garry McHenry	200,000 shares of common stock
Don Baulch	250,000 shares of common stock
Belmont Partners	800,000 shares of common stock
SCI Consulting, Inc.	100,000 shares of common stock

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a ‘public offering’ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a ‘public offering.’ Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF THE

FINANCIAL CONDITION AND RESULTS OF OPERATIONS ALL-STATE PROPERTIES HOLDINGS, INC.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $284,511, or approximately 100%, from $284,511 in the year ended June 30, 2007 to $0 in the year ended June 30, 2008. This decrease was attributable to All State Properties L.P. entering into a merger with All State Properties Holdings, Inc. and ceasing all business operations.  All State Properties Holdings, Inc. has had no business operations since inception.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $33,253 or approximately 39%, from $84,881 in the year ended June 30, 2007 to $51,628 in the year ended June 30, 2008. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased by $30,676 or approximately 38%, from $80,771 in the year ended June 30, 2007 to $50,095 in the year ended June 30, 2008. Office expenses decreases by $2,577 or approximately 63%, from $4,110 in the year ended June 30, 2007 to $1,533 in the year ended June 30, 2008.  The bulk of the decrease in expense was due to a decrease in professional fees when comparing the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations.  As of June 30, 2008, we had $100 cash on hand, compared to $28,134 as of June 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $72,511 during the twelve-month period ended June 30, 2008, mainly representative of the net loss incurred during 2008. This compares to net cash used in operating activities of $96,796 for the twelve-month period ended June 30, 2007.

Net cash provided by investing activities was $26,577 during twelve-month period ended June 30, 2008, mainly representing the proceeds from distributions from the investment in the LLC. This compares to net cash provided by investing activities of $446,372 for the twelve-month period ended June 30, 2007.

Net cash provided by financial activities was $17,900 during twelve-month period ended June 30, 2008, mainly representing the proceeds from related party notes. This compares to net loss in cash provided by financing activities of $(322,403) for the twelve-month period ended June 30, 2007 due to the repayment of related party notes of $173,000 and distributions to partners of $155,903.

Our expenses to date are largely due to professional fees associated with accountant and attorney costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 12 months. To the extent they are not, however, our principal stockholder has agreed to fund our operations for the next twelve-month period and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOORE & ASSOCIATES, CHARTERED ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
All-State Properties Holdings Inc.

We have audited the accompanying balance sheets of All-State Properties Holdings Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-State Properties Holdings Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ALL STATE PROPERTIES HOLDINGS, INC.
BALANCE SHEETS

	June 30,	June 30,
	2008	2007
CURRENT ASSETS
Cash	$100	$28,134

TOTAL ASSETS	$100	$28,134

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$8,329	$28,134
Notes Payable	1,470	-
Notes Payable Related Party	16,430	-

TOTAL CURRENT LIABILITIES	26,229	28,134

TOTAL LIABILITIES	26,229	28,134

STOCKHOLDERS' DEFICIT
Preferred Stock, .0001 par value 10,000,000 shares authorized at June 30, 2008	-	-
Common Stock, .0001 par value 100,000,000 shares authorized,
and 8,809,065 issued and outstanding at June 30, 2008	881	-
Additional Paid in Capital	26,577	-
Accumulated Deficit	(53,587)	-

TOTAL STOCKHOLDERS' DEFICIT	(26,129)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$28,134

The accompanying notes are an integral part of these financial statements.

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	June 30,	June 30,
	2008	2007
REVENUE
Deferred Revenue - Sale of Land	$-	$68,208
Investment in Tunicom	-	216,303
Total Revenue	-	284,511

OPERATING EXPENSES
Professional Fees	50,095	80,771
Office Expense	1,533	4,110
Total Operating Expenses	51,628	84,881

Total Operating Income (Loss)	(51,628)	199,630

OTHER INCOME (EXPENSE)
Interest Income	251	1,088
Interest Expense	(819)	(59,475)
Total Other Income (Expense)	(568)	(58,387)

NET INCOME (LOSS) BEFORE TAXES	(52,196)	141,243

TAX EXPENSE (BENEFIT)	510	-

NET INCOME (LOSS)	$(52,706)	$141,243

Net Loss per Common Share	$(0.01)	$-

Earnings per Partnership Unit	$-	$0.05

Weighted Average Common Shares Outstanding	8,809,065	-

Partnership Units Outstanding	-	3,118,065

The accompanying notes are an integral part of these financial statements.

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Partnership Units		Common Stock		Partner Notes	Partner Capital	Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	(Deficiency)	In Capital	Deficit

Balance as of June 30, 2006	3,118,065	$2	-	$-	$154,515	$(194,780)	$-	$(40,263)
Net Income	-	(2)	-	-	141,245	-	-	141,243
Partners Distribution	-	-	-	-	(155,903)	-	-	(155,903)
Write off of Notes Receivable - Partners	-	-	-	-	(139,857)	139,857	-	-
Payment of Interest Receivable - Partners	-	-	-	-	-	6,500	-	6,500
Write off of Interest Receivable - Partners	-	-	-	-	-	48,423	-	48,423

Balance as of June 30, 2007	3,118,065	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(52,706)
Merger with Holdings Inc.	(3,118,065)	-	8,009,065	801	-	-	-	(881)
Common Stock in Exchange for Note	-	-	800,000	80	-	-	26,577	-

Balance at June 30, 2008	-	$-	8,809,065	$881	$-	$-	$26,577	$(53,587)

The accompanying notes are an integral part of these financial statements.

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2008	2007

Operating Activities:
Net Income (Loss)	$(52,706)	$141,243
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Increase (Decrease) in Accounts Payable	(19,805)	(238,039)

Net cash used in operating activities	(72,511)	(96,796)

Financing Activities:
Proceeds from Notes Payable	1,470	-
Payment of Interest Receivable	-	6,500
Proceeds from (Payments on) Related Party Notes	16,430	(173,000)
Distribution to Partners	-	(155,903)
Issuance of Common Stock	(881)	-
Distributions from Investment in LLC	-	458,050
Payment from Distribution in LLC	-	(11,678)
Additional Paid in Capital	27,458	-

Net cash provided by (used in) financing activities	44,477	123,969

Net Increase (Decrease) in cash	(28,034)	27,173

Cash - Beginning of Period	28,134	961

Cash - End of Period	$100	$28,134

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$819	$23,861

The accompanying notes are an integral part of these financial statements.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Operations

All-State Properties Holding, Inc., a corporation (the “Company”) was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All-State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

All-State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All-State Properties, Inc. (the “Corporation”). In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Corporation. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement. The Corporation together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

Since August 1999, the Company’s only business has been the ownership of a member interest of approximately 35% in Tunicom LLC, a Florida limited liability company (“Tunicom”). An affiliate of Tunicom was engaged in the ownership and operation of an adult rental apartment complex until the sale of the apartment complex in August 2000. Since that time, Tunicom’s only business was activities relating to its attempts to sell its only remaining asset, five acres of commercial and residential land in Broward County, Florida (the “Remaining Property”). Following the completion of the transactions the Company became a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) because it has no or nominal operations and no or nominal assets (other than cash). In March 2007, the Company entered into an Acquisition Agreement which contemplates a reverse merger with a private operating Chinese pharmaceutical company provided that certain conditions are satisfied, including approval of the transaction by its partners.

On December 19, 2006, Tunicom sold the Remaining Property and thereafter distributed the net sales proceeds to its members, including the Company, as a final liquidating distribution. After payment of certain debt and after setting aside a reserve for expenses, the Company distributed the remaining cash to its partners. Following the distribution, the Company has no assets.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Organization and Operations (Continued)

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

B. Basis of Presentation

The preparations of the financial statements are in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

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

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. Earnings (Loss) Per Partnership Unit

Earnings (Loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.

F. Earnings (Loss) Per Common Share

(Loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding.

G. Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of June 30, 2008.

H. Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

I. Use of Estimates

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

J. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. Going Concern (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

K. Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151  Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152  Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153  Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement No. 154  Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 2 - NOTE PAYABLE

Former General Partner, Stanley Rosenthal, advanced $1,600 to the Company in February 2008.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

As of June 30, 2008, the Company has two unsecured demand notes with Joe Passalaqua in the amounts of $100 and $16,089. Interest on the notes accrues at 18% per annum. Accrued interest at June 30, 2008 was $241.

NOTE 4 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2007

Book income (loss)	$(52,706)
Valuation allowance	53,216
Income tax expense (benefit)	$510

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008 AND 2007

NOTE 5 - ACQUISITION AGREEMENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2008, our board of directors approved the dismissal of Morrison, Brown, Argiz & Farra, LLP (“Morrison”), as our independent auditor, effective immediately. Concurrent with the decision to dismiss Morrison as our independent auditor, our board of directors elected to engage Moore & Associates, Chartered (“Moore”) as our independent auditor.

Morrison’s reports on our financial statements as of and for the fiscal years ended June 30, 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended June 30, 2007 and 2006 contained a going concern qualification as to our ability to continue.

In connection with the audits of the fiscal years ended December 31, 2007 and 2006, and during the subsequent interim period through August 25, 2008, there were (1) no disagreements with Morrison on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morrison, would have caused Morrison to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended June 30, 2007 and 2006 and through the date hereof, neither us nor anyone acting on our behalf consulted Moore with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Moore concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We provided Morrison with a copy of this disclosure on October 2, 2008, providing Morrison with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Morrison dated October _, 2008 was filed by us as Exhibit 16.1 to our current report on Form 8-K on October _, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Garry McHenry is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following person shall serve in the following capacities for one year or until their respective successors are elected and qualified:

Name	Age	Position
Garry McHenry	50	President, CEO, CFO and Sole Director

Garry McHenry, age 50, is the President, Chief Executive Officer, Chief Financial Officer and Sole Director of the company, and had held this position since the inception of the company, April 24, 2008. He started his career in the Telecommunications field in 1991 with Protel, a leading manufacturer of public payphones, where he helped develop one of the first fixed wireless public payphones.  He has also served as Manager of Engineering of Wireless Payphones with Technology Service Group (which was one of the leading suppliers to Bell South), as Manager of South-Eastern Sales with U.S. Long Distance, LCI and Qwest Communications, and as Manager of International Sales for American International Telephone where he was responsible for the Nortel switching equipment line of products.  He was previously the General Partner of All State Properties L.P. and he is currently President of Digital Utilities, Inc. and President of All State Properties Holdings, Inc.  Mr. McHenry is a graduate of the Rochester Institute of Technology.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION

Garry McHenry, President, Chief Executive Office and Chief Financial Officer, has not received cash compensation paid or accrued by the Registrant during the fiscal year ended June 30, 2008.  The following is a summary of the compensation paid to our executive officers for the year ending June 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Garry McHenry President	2008	$0	$0	100,000	$0	$0	$0	$0	$0
				Shares of Common Stock

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2008 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) the beneficial ownership of Common Stock by the President , (iii) all of our executive officers and directors as a group. All Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Greenwich Holdings, LLC (2)	4,471,000	50.01%
Garry McHenry	200,000	2.23%
Don Baulch	250,000	2.79%
Belmont Partners	800,000	8.94%
SCI Consulting, Inc.	100,000	1.11%

All Officers and Directors as a Group ( 1 person)	200,000	2.23%
___________________________________________________________________________________

(1)	Based on 8,809,065 shares of common stock outstanding as of June 30, 2008.

(2)	Greenwich Holdings, LLC is a New York limited liability company that is owned by Joseph Passalaqua, a resident of Liverpool, New York.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We currently use the offices of Joseph Passalaqua, a majority shareholder, at no cost to us.  Management has agreed to continue this arrangement until we able to pay for new office space.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended June 30, 2008, we were billed approximately $5,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended June 30, 2008.

Tax Fees

For the Company’s fiscal year ended June 30, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT:

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statement of Operations for the Years Ended June 30, 2008 and 2007

Consolidated Statement of Changes in Owners’ Equity for the Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

Notes to Financial Statements for the years Ended June 30, 2008 and 2007

2. FINANCIAL STATEMENT SCHEDULES:

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

3. EXHIBITS:

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Merger Agreement All State Properties L.P. and All State Properties Holdings, Inc.
*3.3	By-laws
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2008.

32.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2008.

______________________________________
*	Filed as an exhibit to the Company's registration statement on Form 8K, as filed with the Securities and Exchange Commission on May 29, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL-STATE PROPERTIES, INC.

Date:  October 14, 2008

By: /s/ Garry McHenry
           Garry McHenry
           President, Chief Executive Officer and Principal Accounting Officer