Form 10-Q/A
period 2008-03-31
All State Properties Holdings, Inc.
filed 2008-10-27
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
——————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
ALL-STATE PROPERTIES L.P.
(Exact name of registrant as specified in its charter)
———————

Delaware	000-12895	59-2399204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

106 Glenwood Drive, South Liverpool, NY  13090
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,809,065

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

See accompanying notes

ALL-STATE PROPERTIES L.P.
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	March 31		March 31
	2008	2007	2008	2007

REVENUES:

Equity in income of real estate limited company - related party	$-	$3,613	$-	$215,349
Realization of deferred revenue			-	68,207
Interest	-	717	251	717

TOTAL REVENUE	-	4,330	251	284,273

COST AND EXPENSES:

General and administrative	5,168	17,163	34,220	44,551
Write-off of accrued interest receivable	-	969	-	49,392
Interest expense	520	5,464	577	11,052

TOTAL COST AND EXPENSES:	5,688	23,596	34,797	104,995

NET (LOSS) INCOME	$(5,688)	$(19,266)	$(34,546)	$179,278

NET (LOSS) INCOME PER PARTNERSHIP UNIT	$(0.00)	$(0.01)	$(0.00)	$0.06

CASH DISTRIBUTIONS PER UNIT	NONE	NONE	NONE	0.05

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

3. NOTES PAYABLE

On December 20, 2007, Belmont Partners lent the Company $22,000 to pay for outstanding and reasonable legal costs and expenses incurred by the Company. Belmont has also agreed to additionally pay up to $10,000 of additional legal expenses and such amount will be added to the outstanding principal loan amount. As of March 31, 2008, $4,000 of this additional funding has been loaned to the Company. Interest accrues at a rate of eight percent (8%) per annum. The principal loan amount and accrued interest is payable on the fifteenth (15 th ) day following written demand by Belmont. If all or a portion of the principal amount or any additional advance under this note or any interest payable shall not be paid when due, the overdue amount will bear interest at ten percent (10%) per annum. Joseph Meuse is a Partner and Managing Director of Belmont and the former General Partner of the Company .   Stanley Rosenthal, also a former General Partner, advanced $ 1,600 to the Company in February 2008.

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

ALL-STATE PROPERTIES L.P.
 (A LIMITED PARTNERSHIP)
EXHIBIT - COMPUTATION OF NET INCOME (LOSS) PER PARTNERSHIP UNIT NINE MONTHS
ENDED MARCH 31,

	2008	2007
Partnership units outstanding	8,809,065	3,118,303
Net (Loss) Income	$(34,546)	$179,278
Net (Loss) Income Per Partnership Unit	$(0.00)	$0.06

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