Form 10-K/A
period 2008-06-30
All State Properties Holdings, Inc.
filed 2008-10-27
CIK 745543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-12895
_______________________________________________

ALL STATE PROPERTIES HOLDINGS , INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Nevada	32-0252180
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 Glenwood Drive South
Liverpool, New York	13090
(Address of principal executive offices)	(zip code)

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

ALL STATE PROPERTIES HOLDINGS , INC.

Date:  October 27 , 2008

By: /s/ Garry McHenry
           Garry McHenry
           President, Chief Executive Officer and Principal Accounting Officer