Form 10-Q
period 2008-09-30
All State Properties Holdings, Inc.
filed 2008-11-05
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
ALL STATE PROPERIES HOLDINGS, INC.
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

Accelerated filer

Non-accelerated filer

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☒ NO

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 496,567, as of November 5, 2008, based on the last sale price of $0.12 for each share of common stock on such date.

ALL STATE PROPERTIES HOLDINGS, INC.
FORM 10-Q QUARTERLY REPORT
SEPTEMBER 30, 2008

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	3 -11
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	13
ITEM	4.	Controls and Procedures	13
		Supplemental Information – Exhibit

		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	14
ITEM	1.A	Risk Factors	14
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
ITEM	3.	Defaults upon Senior Securities	14
ITEM	4.	Submission of Matters to Vote of Security Holders	14
ITEM	5.	Other Information	14
ITEM	6.	Exhibits	14
		Signatures	15
Exhibit 31.1
Exhibit 32.1

ALL STATE PROPERTIES HOLDINGS, INC.

PART I. – FINANCIAL INFORMATION

ALL STATE PROPERTIES HOLDINGS, INC.
BALANCE SHEETS

	September 30,	June 30,
	2008	2008
CURRENT ASSETS
Cash	$124	$100

TOTAL ASSETS	$124	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$9,150	$8,329
Notes Payable	-	1,470
Notes Payable Related Party	26,293	16,430

TOTAL CURRENT LIABILITIES	35,443	26,229

TOTAL LIABILITIES	35,443	26,229

STOCKHOLDERS' DEFICIT
Preferred Stock, .0001 par value 10,000,000 shares authorized	-	-
at September 30, 2008
Common Stock, .0001 par value 100,000,000 shares authorized,
and 8,809,065 issued and outstanding at September 30, 2008	881	881
Additional Paid in Capital	26,577	26,577
Accumulated Deficit	(62,777)	(53,587)

TOTAL STOCKHOLDERS' DEFICIT	(35,319)	(26,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124	$100

The accompanying notes are an integral part of these financial statements.

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	September 30,	September 30,
	2008	2007
OPERATING EXPENSES
Professional Fees	$8,265	$22,346
Office Expense	62
Total Operating Expenses	8,327	22,346

Total Operating Income (Loss)	(8,327)	(22,346)

OTHER INCOME (EXPENSE)
Interest Income	-	222
Interest Expense	(863)	-
Total Other Income (Expense)	(863)	222

NET INCOME (LOSS) BEFORE TAXES	(9,190)	(22,124)

TAX EXPENSE (BENEFIT)	-	-

NET INCOME (LOSS)	$(9,190)	$(22,124)

Net Loss per Common Share	$(0.00)	$-

Net Income (LOSS) per Partnership Unit	$-	$(0.01)

Weighted Common Shares Outstanding	8,809,065	-

Partnership Units Outstanding	-	3,118,065

The accompanying notes are an integral part of these financial statements.

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net Income (Loss)	$(9,190)	$(22,124)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Increase (Decrease) in Accounts Payable	821	16,326

Net cash used in operating activities	(8,369)	(5,798)

Cash Flows From Financing Activities:
Payments on Notes Payable	(1,470)	-
Payment of Interest Receivable	-
Proceeds from (Payments on) Related Party Notes	9,863	-
Distribution to Partners	-

Net cash provided by (used in) financing activities	8,393	-

Cash Flows From Investing Activities:
Issuance of Common Stock		-
Distributions from Investment in LLC	-
Payment from Distribution in LLC	-
Additional Paid in Capital		-

Net cash provided by Investing activities	-	-

Net Increase (Decrease) in cash	24	(5,798)

Cash - Beginning of Period	100	28,134

Cash - End of Period	$124	$22,336

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$863	$-

The accompanying notes are an integral part of these financial statements.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

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
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

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

B. Basis of Presentation

In the opinion of management, the accompanying audited financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The preparations of the financial statements are in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

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
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. Income (Loss) Per Partnership Unit

Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.

F. Income (Loss) Per Common Share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding.

G. Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of September 30, 2008.

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
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

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
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K. Recent Accounting Pronouncements (Continued)

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

NOTE 2 – NOTE PAYABLE

Former General Partner, Stanley Rosenthal, advanced $1,600 to the Company in February 2008, this note was paid off September 25, 2008.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

As of September 30, 2008, the Company has four unsecured demand notes with Joseph Passalaqua in the amounts of $16,089, $100, $7,500 and $1,500 respectively.  Interest on the notes accrues at 18% per annum. Accrued interest at September 30, 2008 was $1,104.

NOTE 4. - INCOME TAXES

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

Net deferred tax assets consist of the following components as of June 30, 2008

Book income (loss)	$(52,706)
Valuation allowance	13,176
Income tax expense (benefit)	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

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

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000). In conjunction with the Agreement, brokers in the transaction received 1,150,000 units and Garry McHenry received 200,000 units as compensation as the new general partner. Greenwich then received their 50.001% or 4,471,000 Units of the Company.

ALL STATE PROPERTIES HOLDINGS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

The Company had no operations for the three months ended September 30, 2008 and September 30, 2007. The net loss was $(9,190) and $(22,124) same period ending September 30, 2008 and 2007, respectively.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $14,019 or approximately 63%, from $22,346 in the three months ended September 30, 2007 to $8,327 in the three months ended September 30, 2008. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased by $14,081 or approximately 63%, from $22,346 in the three months ended September 30, 2007 to $8,265 in the three months ended September 30, 2008. Office expenses increased by $62 or approximately 100%, from $0 in the three months ended September 30, 2007 to $62 in the three months ended September 30, 2008.  The bulk of the decrease in expense was due to a decrease in professional fees when comparing the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 and June 30, 2008, we had $124 and $100 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations

During the three months ended September 30, 2008 and September 30, 2007, cash used in operations was $8,369 and $5,798, respectively, primarily for the payment of accounting expenses. Since the Company has no operating revenues, funds were advanced from a related party.  The Company will actively seek alternative sources of funding to continue as a going concern.

 Net cash provided by investing activities was $0 during both three months periods ending September 30, 2008 and 2007.

Net cash provided by financial activities for the three month period ending September 30, 2008 was $8,393 compared with net cash used in operating activities of $0 for the three months ended September 30, 2007.

ALL STATE PROPERTIES HOLDINGS, INC.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

       The Company's Chief Executive Officer, Garry McHenry is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management, including the general partner, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the general partner concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ALL STATE PROPERTIES HOLDINGS, INC.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1.A Risk Factors

There have been no material changes from the risk factors disclosed in All-State Properties Holdings, Inc. Form 10K for the year ended June 30, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3. Defaults upon Senior Securities

There were no defaults by Registrant on its senior securities during the quarter covered by this report.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted during the quarter covered by this report to a vote of limited partners.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Merger Agreement All State Properties L.P. and All State Properties Holdings, Inc.
*3.3	By-laws
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2008.

32.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2008.

______________________________________
*	Filed as an exhibit to the Company's registration statement on Form 8K, as filed with the Securities and Exchange Commission on May 29, 2008, and incorporated herein by this reference.

ALL STATE PROPERTIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL STATE PROPERTIES HOLDINGS, INC.

Date: November 5, 2008	By:	/s/ Garry McHenry
Garry McHenry
President