Form 10-Q
period 2008-12-31
All State Properties Holdings, Inc.
filed 2009-02-13
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ALL STATE PROPERIES HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	000-12895	32-0252180
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

P.O. Box 5524 Fort Lauderdale, FL 33310-5524

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:  8,809,065

Title of Class: Common Stock, $.0001 par value per share

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☒   NO

 The aggregate market value of the common stock held by non- affiliates of Registrant was $331,045, as of February 10, 2009, based on the last sale price of $0.08 for each share of common stock on such date.

ALL STATE PROPERTIES HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

DECEMBER 31, 2008

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	2 -12
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM	4.	Controls and Procedures	12
		Supplemental Information – Exhibit	12

		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	13
ITEM	1.A	Risk Factors	13
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM	3.	Defaults upon Senior Securities	13
ITEM	4.	Submission of Matters to Vote of Security Holders	13
ITEM	5.	Other Information	13
ITEM	6.	Exhibits	13
		Signatures	14
Exhibit 31.1
Exhibit 32.1

ALL STATE PROPERTIES HOLDINGS, INC.

PART I. – FINANCIAL INFORMATION

ALL STATE PROPERTIES HOLDINGS, INC.
BALANCE SHEETS

	(unaudited)
	December 31,	June 30,
	2008	2008
CURRENT ASSETS
Cash	$ 136	$ 100

TOTAL ASSETS	$ 136	$ 100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 16,279	$ 8,329
Notes Payable	-	1,470
Notes Payable Related Party	33,711	16,430

TOTAL CURRENT LIABILITIES	49,990	26,229

TOTAL LIABILITIES	49,990	26,229

STOCKHOLDERS' DEFICIT
Preferred Stock, .0001 par value 10,000,000 shares authorized	0	0
at December 31, 2008
Common Stock, .0001 par value 100,000,000 shares authorized,
and 8,809,065 issued and outstanding at December 31, 2008	881	881
Additional Paid in Capital	26,577	26,577
Accumulated Deficit	(77,312)	(53,587)

TOTAL STOCKHOLDERS' DEFICIT	(49,854)	(26,129)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 136	$ 100

The accompanying notes are an integral part of these financial statements.

F - 3

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
OPERATING EXPENSES
Professional Fees	$ 12,597	$ 6,706	$ 20,862	$ 29,052
Office Expense	243	-	305	-
Total Operating Expenses	12,840	6,706	21,167	29,052

Total Operating Loss	(12,840)	(6,706)	(21,167)	(29,052)

OTHER INCOME (EXPENSE)
Interest Income	-	29	-	251
Interest Expense	(1,446)	(57)	(2,309)	(57)
Total Other Income (Expense)	(1,446)	(28)	(2,309)	194

NET LOSS BEFORE TAXES	(14,286)	(6,734)	(23,476)	(28,858)

TAX EXPENSE (BENEFIT) - Net	249	0	249	0

NET LOSS	$ (14,535)	$ (6,734)	$ (23,725)	$ (28,858)

Net Loss per Common Share	$ (0.00)	$ -	$ (0.00)	$ -

Net Loss per Partnership Unit	$ -	$ (0.00)	$ -	$ (0.01)

Weighted Common Shares Outstanding	8,809,065	-	8,809,065	-

Partnership Units Outstanding	-	3,118,065	-	3,118,065

The accompanying notes are an integral part of these financial statements.

F - 4

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2008	2007

Cash Flows From Operating Activities:
Net Income (Loss)	$ (23,725)	$ (28,858)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Increase (Decrease) in Accounts Payable	7,949	(16,907)

Net cash used in operating activities	(15,776)	(45,765)

Cash Flows From Financing Activities:
Payments on Notes Payable	(1,470)	-
Proceeds from (Payments on) Related Party Notes	17,282	26,000

Net cash provided by (used in) financing activities	15,812	26,000

Net Increase (Decrease) in cash	36	(19,765)

Cash - Beginning of Period	100	28,134

Cash - End of Period	$ 136	$ 8,369

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$ 60	$ 57

The accompanying notes are an integral part of these financial statements.

F - 5

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2008 AND 2007

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

All-State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All-State Properties, Inc. (the “Corporation”). In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Corporation. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement. The Corporation together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on December 31, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

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

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

B. Basis of Presentation

In the opinion of management, the accompanying unaudited financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation in all material respects, of the information contained therein. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. The preparations of the financial statements are in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions, including estimates of future contract costs and earnings. Such estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and earnings during the current reporting period. Management periodically assesses and evaluates the adequacy and/or deficiency of estimated liabilities recorded for various reserves, liabilities, contract risks and uncertainties. Actual results could differ from these estimates.

C. Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

D. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federally Deposit Insurance Corporation up to $250,000 and $100,000 for the years ended December 31, 2008 and 2007, respectively .

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

E. Income (Loss) Per Partnership Unit

Income (loss) per partnership unit is computed by dividing the net income (loss) by the weighted average number of units outstanding.

F. Income (Loss) Per Common Share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding.

G. Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2008.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 – NOTE PAYABLE

Former General Partner, Stanley Rosenthal, advanced $1,600 to the Company in February 2008, this note was paid off September 25, 2008.

Belmont Partners, LLC advanced $22,000 to the Company on December 20, 2007 which was secured with a promissory note. On October 1, 2008 Belmont agreed to cancel the note in return for the issuance of 800,000 restricted units/shares.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

As of December 31, 2008, the Company has five unsecured demand notes with Joseph Passalaqua totaling $31,220.  Interest on the notes accrues at 18% per annum. Accrued interest at December 31, 2008 was $2,491.

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

NOTE 4. - INCOME TAXES - CONTINUED

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

NOTE 5 - ACQUISITION AGREEMENT - CONTINUED

On March 2, 2008 the General Partners authorized the issuance of five million eight hundred twenty one thousand units of the Partnership to Belmont Partners, LLC (a Virginia limited liability company hereinafter referred to as “Belmont”) as compensation and reimbursement for management services rendered by Belmont as well as for expenditures previously paid and to be paid by Belmont as well as other services rendered by Belmont. Including but not limited to Belmont’s negotiation and ultimate settlement with American Stock Transfer of the Company’s outstanding invoices for $12,938.42 which Belmont ultimately paid on July 21, 2008. In light of ongoing negations to settle certain outstanding debts of the Partnership, the General Partners further recognized that it may take some time to effectuate the issuance of the units, and the General Partners authorized Belmont to transfer the right to receive the units.

On March 3, 2008 the Company, entered into a purchase agreement (the “Purchase Agreement”) with Greenwich Holdings, LLC (Greenwich), a New York limited liability company, and Belmont whereby Belmont which then held a controlling interest in the Company sold fifty and one – one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”) to Greenwich for one hundred and eighty eight thousand U.S. dollars ($188,000). In conjunction with the Purchase Agreement the Company issued 200,000 units to Gary McHenry as compensation as the new General Partner and approved the transfer of units under the purchase agreement.

On February 5, 2009 Joseph Meuse was appointed by the Board of Directors to serve as a Director. The Board also appointed Mr. Meuse as the President and Secretary of the Company.   As well, Garry McHenry resigned from his position as Director, President and Secretary of the Company on February 5, 2009 and his resignation was accepted by the Board.

ALL STATE PROPERTIES HOLDINGS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

The Company had no operations for the six months ended December 31, 2008 and December 31, 2007. The net loss was $(14,535) and $(6,734) same period ending December 31, 2008 and 2007, respectively.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses increased by $6,134 or approximately 91%, from $6,706 in the three months ended December 31, 2007 to $12,840 in the three months ended December 31, 2008. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees increased by $5,891 or approximately 88%, from $6,706 in the three months ended December 31, 2007 to $12,597 in the three months ended December 31, 2008. Office expenses increased by $243 or approximately 100%, from $0 in the three months ended December 31, 2007 to $243 in the three months ended December 31, 2008.  The bulk of the increase in expense was due to an increase in professional fees when comparing the same three month period in 2007.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

The Company had no operations for the six months ended December 31, 2008 and December 31, 2007. The net loss was $(23,725) and $(28,858) same period ending December 31, 2008 and 2007, respectively.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $7,885 or approximately 27%, from $29,052 in the six months ended December 31, 2007 to $21,167 in the six months ended December 31, 2008. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased by $8,190 or approximately 28%, from $29,052 in the six months ended December 31, 2007 to $20,862 in the three months ended December 31, 2008. Office expenses increased by $305 or approximately 100%, from $0 in the six months ended December 31, 2007 to $305 in the six months ended December 31, 2008.  The bulk of the decrease in expense was due to a decrease in professional fees in the when comparing the same six month period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 and June 30, 2008, we had $136 and $100 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the six months ended December 31, 2008 and December 31, 2007, cash used in operations was $45,765 and $15,776, respectively, primarily for the payment of accounting expenses. Since the Company has no operating revenues, funds were advanced from a related party.  The Company will actively seek alternative sources of funding to continue as a going concern.

 Net cash provided by investing activities was $0 during both three months periods ending December 31, 2008 and 2007.

Net cash provided by financial activities for the six month period ending December 31, 2008 was $15,812 compared with net cash used in operating activities of $26,000 for the six months ended December 31, 2007.

ALL STATE PROPERTIES HOLDINGS, INC.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Chief Executive Officer, Joseph Meuse is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

ITEM 5. Other Information

None.

Exhibit

ITEM 6. s

Exhibit	Description

*3.1	Certificate of Incorporation
*2.1	Merger Agreement All State Properties L.P. and All State Properties Holdings, Inc.
*3.2	By-laws

_

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2008.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2008.

_____________________________________

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

ALL STATE PROPERTIES HOLDINGS, INC.

Date: February 13, 2009	By:	/s/ Joseph Meuse
Joseph Meuse
President