Form 10-Q
period 2009-03-31
Colosseum Holdings, Inc.
filed 2009-05-20
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☒    NO

  The aggregate market value of the common stock held by non- affiliates of Registrant was $248,284, as of May 15, 2009, based on the last sale price of $0.06 for each share of common stock on such date.

ALL STATE PROPERTIES HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

MARCH 31, 2009

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
Exhibit 31.1
Exhibit 32.1

 ALL STATE PROPERTIES HOLDINGS, INC.

PART I. – FINANCIAL INFORMATION

ALL STATE PROPERTIES HOLDINGS, INC.
BALANCE SHEETS

	(unaudited)
	March 31,	March 31,
	2009	2008
CURRENT ASSETS
Cash	$0	$130

TOTAL ASSETS	$0	$130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$18,574	$6,499
Notes Payable	-	27,600
Accrued Interest Payable	-	577

TOTAL CURRENT LIABILITIES	18,574	34676

TOTAL LIABILITIES	18,574	34,676

STOCKHOLDERS' DEFICIT
Preferred Stock, .0001 par value 10,000,000 shares authorized at March 31, 2009	0	0

Common Stock, .0001 par value 100,000,000 shares authorized,
and 8,809,065 issued and outstanding at March 31, 2009	881
Additional Paid in Capital	(16,508)
Accumulated Deficit	(2,947)	(34,546)

TOTAL STOCKHOLDERS' DEFICIT	(18,574)	(34,546)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$0	$130

The accompanying notes are an integral part of these financial statements.

F - 3

ALL-STATE PROPERTIES,INC.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS AND NINE MONTHS EDNED MARCK 31, 2009 AND 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
OPERATING EXPENSES
Professional Fees	$2112	$5168	$$22,974	$34,220
Office Expense			305
	2,112	5168	23,279	34,220
Total Operating Expenses

Total Operating (Loss)	(2,112)	(5,168)	(23,279)	(34,220)

OTHER INCOME (EXPENSE)
Interest Income				251
Interest Expense		520	2,309	577
	33,711		33,711
Gain – Note Payable
	33711		31,402
Total Other Income (Expense)

NET (LOSS) BEFORE TAXES	31,599		25,588	(34,546)
		(5,688)

TAX EXPENSE (BENEFIT) - Net		0	249	0

NET (LOSS)	$31,599	$(5,688)	$25,339	$(34,546)

Net (Loss) per Common Share	$0	$0	$0	$0

The accompanying notes are an integral part of these financial statements
F-4

ALL STATE PROPERTIES HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2009	2008

Cash Flows From Operating Activities:
Cash paid for general and administrative expenses	$(2,112)	$(55,855)
Interest received		251
Cash provided (used) by operating activities:

Net cash used in operating activities	(2,112)	(55,604)

Cash Flows From Financing Activities:
Payments on notes payable	0	0
Proceeds from notes payable	33,711	27,600

Net cash provided by (used in) financing activities	33,711	27,600

Net Increase (Decrease) in cash		(28,004)

Cash - Beginning of Period	130	28,134

Cash - End of Period	$0	$130

Reconciliation of Net (Loss) Income to Net Cash Used in Operating Activities:
Net (loss) income	31,599	(34,546)

Adjustments to Reconcile Net (Loss) Income to
Net Cash Used in Operating Activities
Decrease in A/P	(2,112)	(21,635)

Total adjustments	(2,112)	(21,635)

Cash Used In Operating Activities	$(29487)	$(55,604)

The accompanying notes are an integral part of these financial statements.

F - 5

ALL-STATE PROPERTIES HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2009 AND 2008

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

All-State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All-State Properties, Inc. (the “Corporation”). In March 2008 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Corporation. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement. The Corporation together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on December 31, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

On December 20, 2008, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Stanley R. Rosenthal, an individual resident of the State of Florida ("Rosenthal").

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

D. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federally Deposit Insurance Corporation up to $250,000 and $100,000 for the years ended March 31, 2009 and 2008, respectively .

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

G. Fair Value of Financial Instruments

Management estimates that the fair market value of cash, receivables, accounts payable, accrued expenses and short-term borrowings are not materially different from their respective carrying values due to the short-term nature of these instruments. Disclosures about the fair value of financial instruments are based on pertinent information available to management as of March 31, 2009.

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

NOTE 2 – NOTE PAYABLE

Former General Partner, Stanley Rosenthal, advanced $1,600 to the Company in February 2008, this note was paid off September 25, 2008.

Belmont Partners, LLC advanced $22,000 to the Company on December 20, 2008 which was secured with a promissory note. On October 1, 2008 Belmont agreed to cancel the note in return for the issuance of 800,000 restricted units/shares.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

As of March 31, 2009, the Company had no notes outstanding.

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

On March 14, 2008, the Company, Longdan Delaware, Longdan and Longdan International Inc., a corporation formed under the laws of Nevis (“Longdan International”), entered into an Acquisition Agreement (the “Acquisition Agreement”) pursuant to which the Company will acquire Longdan International and an indirect interest in Longdan and the shareholders of Longdan International will acquire a controlling interest in the Company. The Company will account for the transaction as a reverse merger.

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

Longdan had agreed to pay all costs associated with the Acquisition, including legal fees incurred in connection with the related corporate law transactions and required filings under the securities laws, and had also agreed to pay for any costs incurred by the Company in connection with maintaining its registration under the Securities Exchange Act of 1934, as amended, after June 30, 2008.

On October 31, 2008 Longdan advised the Company that it will not fulfill its contractual commitment to pay these expenses. Accordingly, by its letter to Longdan dated November 2, 2008, All-State terminated the Acquisition Agreement based on this breach.

On November 2, 2008, the Company terminated the Acquisition Agreement based on the breach of its terms by Longdan.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The Company had no operations for the three months ended March 31, 2009 and March 31, 2008. The net gain (loss) was $31,599 and $(5,688) same period ending March 31, 2009 and 2008, respectively.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased from $5,168 in the three months ended March 31, 2008 to $2,112 in the three months ended March 31, 2009. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and office expenses. Professional fees decreased from $5,168 in the three months ended March 31, 2008 to $2,112 in the three months ended March 31, 2009.

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

The Company had no operations for the six months ended March 31, 2009 and March 31, 2008. The net gain (loss) was $25,339 and $(34,546) same period ending March 31, 2009 and 2008, respectively.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased from $34,220 in the nine months ended March 31, 2008 to $23,279 in the nine months ended March 31, 2009. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased from $34,220 in the nine months ended March 31, 2008 to $22,974 in the nine months ended March 31, 2009. Office expenses increased by $305 or approximately 100%, from $0 in the nine months ended March 31, 2008 to $305 in the nine months ended March 31, 2009.  The bulk of the decrease in expense was due to a decrease in professional fees in the when comparing the same nine month period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 and March 31, 2008, we had $0 and $130 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the three months ended March 31, 2009 and March 31, 2008, cash used in operations was $2,112 and $55,604, respectively, primarily for the payment of accounting expenses. The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities was $0 during both three months periods ending March 31, 2009 and 2008.

Net cash provided by financial activities for the three month period ending March 31, 2009 was $33,711 compared with net cash used in operating activities of $27,600 for the three months ended March 31, 2008.

ALL STATE PROPERTIES HOLDINGS, INC.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director, Joseph Meuse is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

_

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2009.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2009.

ALL STATE PROPERTIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL STATE PROPERTIES HOLDINGS, INC.

Date: May 18, 2009	By:	/s/ Joseph Meuse
Joseph Meuse
President