Form 10-K
period 2009-06-30
All State Properties Holdings, Inc.
filed 2009-10-13
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-12895

_______________________________________________

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	59-2300204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6465 N. Quail Hollow Rd., Ste. 200
Memphis, TN	38120
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:
(901) 271-3779

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

8,809,115

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

Accelerated filer

Non-accelerated filer

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☒ NO

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 1,634,405.46, as of October 9, 2009, based on the last sale price of $0.19 for each share of common stock on such date.

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

• statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore oil & gas reserves, properties, and businesses along with the size and nature of the costs we expect to incur and the people and services we may employ;

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

On August 24, 2009, the majority shareholders of the Company terminated Mr. Mark Kinser as Director, President and Secretary of the Company.  Mr. Joseph Meuse, who currently served as a Director of the Company, was appointed as interim President and Secretary of the Company.

On August 27, 2009 the Company entered into an agreement with MB Consulting Services, LLC and Belmont Partners, LLC through which MB Consulting would acquire approximately fifty and one one-thousandth percent (50.001%) of the capital stock of the company.

On August 28, 2009, Mr. Joseph Meuse appoints Dr. E. Robert Gates to the Board of Directors as Director, and as President and Secretary of the Company.   Subsequently on September 14, 2009, Mr. Joseph Meuse resigned from all positions within the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have a short term lease for our corporate offices.  Other than that we do not own or lease any property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is been quoted on the OTC Bulletin Board under the symbol "ATPT.OB." The following table sets forth the range of quarterly high and sales prices of the common stock as reported on October 12, 2009 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
September 30, 2007	0.15	0.10
December 31, 2007	0.20	0.03
March 31, 2008	0.09	0.19
June 30, 2008	0.12	0.12

September 30, 2008	0.14	0.14
December 31, 2008	0.06	0.06
March 31, 2009	0.08	0.08
June 30, 2009	0.05	0.05

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

Shareholders.

As of June 30 2009, there were 1,145 shareholders of record of 8,809,115 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information.

The following table sets forth certain information as of October 12, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

 Recent Sale of Unregistered Securities.

During the year ended June 30, 2009, had the following sale of unregistered securities:

None

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

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

REVENUES

Our total revenue decreased by $0, or approximately 0%, from $0 in the year ended June 30, 2008 to $0 in the year ended June 30, 2009. No increase or decrease occurred during the past year.  However, it is believed that the change in direction announced by management of All State Properties Holdings, Inc. will result in the beginning of a revenue stream.  All State Properties Holdings, Inc. has had no business operations since inception.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $38,195 or approximately 74%, from $51,628 in the year ended June 30, 2008 to $13,433 in the year ended June 30, 2009. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased by $36,967 or approximately 74%, from $50,095 in the year ended June 30, 2008 to $13,128 in the year ended June 30, 2009. Office expenses decreased by $1,228 or approximately 80%, from $1,533 in the year ended June 30, 2008 to $305 in the year ended June 30, 2009.  The bulk of the decrease in expense was due to a decrease in professional fees when comparing the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations.  As of June 30, 2009, we had $0 cash on hand, compared to $100 as of June 30, 2008.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $15,592 during the twelve-month period ended June 30, 2009, mainly representative of the amount of indebtedness due a related party during 2009. This compares to net cash used in operating activities of $72,511 for the twelve-month period ended June 30, 2008.

Net cash provided by investing activities was $0 during twelve-month period ended June 30, 2009, mainly representing the proceeds from distributions from the investment in the LLC. This compares to net cash provided by investing activities of $26,577 for the twelve-month period ended June 30, 2008.

Net cash provided by financial activities was $15,492 during twelve-month period ended June 30, 2009, mainly representing the proceeds from related party notes. This compares to net cash provided from financing activities of $17,900  for the twelve-month period ended June 30, 2008 due to the repayment of related party notes of $16,962.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

K Y A N   W I L L I A M   K R A U S

Certified Public Accountant

641 South Water Street

Kent, Ohio  44240

(330) 688-6372

INDEPENDENT ACCOUNTANT’S COMPILATION REPORT

All State Properties Holdings, Inc.

(a Development Stage Company)

To The Board of Directors:

I have compiled the accompanying Balance Sheets of All State Properties Holdings, Inc. (a Development Stage Company) as of June 30, 2009 and 2008 and the related Statements of Operations, Shareholders’ Deficit, and Cash Flows for the years then ended and during the development period (Inception April 1, 2009 to June 30, 2009), in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern.  As discussed in Note 3 to the financial statements, the company has incurred significant losses and is dependent on obtaining adequate capital to fund these operating losses.  This condition raises substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A compilation is limited to presenting in the form of financial statements information that is the representation of management.  I have not audited or reviewed the accompanying statements and accordingly, do not express an opinion or any other form of assurance on them.

Kyan W. Kraus, CPA

October 8, 2009

All State Properties Holdings, Inc.
Balance Sheet
June 30, 2009 and 2008

	June 30,
Assets	2009	2008
Current assets
Cash and cash equivalents	$-	$100
Other current assets	-	-
Total current assets	-	100

Other assets	-	-

Total assets	$-	$100

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	$8,728	$8,329
Notes Payable	-	1,470
Due to related party	-	16,430
Total liabilities	8,728	26,229

Stockholders' equity (deficit)

Preferred Stock,$0.0001 par value 10,000,000 shares authorized,
none issued at June 30, 2009 and 2008	-	-
Common stock; par value $0.0001; 100,000,000 shares authorized;,
8,809,115 shares issued and outstanding at June 30, 2009 &
8,809,065 shares issued and outsanding at June 30, 2008	882	881
Additional paid-in capital	26,576	26,577
Accumulated deficit	(46,032)	(53,587)
Accumulated deficit during the development stage	9,846	-
Total stockholders' deficit	(8,728)	(26,129)

Total liabilities and stockholders' equity	$-	$100

The accompanying notes are an integral part of these financial statements.

-2

All State Properties Holdings, Inc., Inc.
Statements of Operations
For the Years Ended June 30, 2009 and 2008 and the Period From
Inception (April 1, 2009) to June 30, 2009

			From Inception
			(April 1, 2009)
	Year Ended June 30,		to June 30,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Professional Fees	13,128	50,095	(9,846)
Office Expense	305	1,533	-
Total operating expenses	13,433	51,628	(9,846)

Income (loss) from operations	(13,433)	(51,628)	9,846

Other income (expense)
Interest income	-	251
Interest Expense	(2,309)	(819)
Gain on Forgiveness of debt from
related parties	33,392	-	-
Total other income (expense)	31,083	(568)	-

Income (loss) before provision for income taxes	17,650	(52,196)	9,846

Provision (Benefit) for income taxes	249	510	-

Net income (loss)	$17,401	$(52,706)	$9,846

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$-	$(0.01)
Basic and fully diluted weighted average
common shares outstanding	8,809,115	8,809,065

The accompanying notes are an integral part of these financial statements.

All State Properties Holdings, Inc., Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2009 and 2008 and the Period From
Inception (June 21, 2005) to June 30, 2009

							Income
							Deficit
					Additional		During the
	Preferred Stock		Common Stock		Paid In	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at June 30, 2008	-	$ -	8,809,065	$ 881	$ 26,577	$ (53,587)	$ -	$(26,129)

Net income						7,555	-	7,555

Balance at March 31, 2009	-	-	8,809,065	881	26,577	(46,032)	-	(18,574)

Shares Outstanding
Adjustment thru
reconcilation by TA	-	-	50	1	(1)			-

Net income during
development stage	-	-	-	-	-	-	9,846	9,846

Balance at June 30, 2009	-	$ -	8,809,115	$ 882	$ 26,576	$ (46,032)	$ 9,846	$ (8,728)

The accompanying notes are an integral part of these financial statements.

All State Properties Holdings, Inc., Inc.
Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008 and
the period from Inception (April 1, 2009) to June 30, 2009

			From Inception
			(April 1, 2009)
	Year Ended June 30,		to June 30,
	2009	2008	2009

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$ 17,401	$ (52,706)	$ 9,846
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Increase (decrease) in accounts payable	399	(19,805)	(9,846)
Increase (decrease) in due to related party	(33,392)	-	-
Net cash provided from (used by) operating activities	(15,592)	(72,511)	-

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Proceeds from Notes Payable	(1,470)	1,470
Proceeds from (Payments on) Related Party Notes	16,962	16,430
Issuance of Common Stock	1	(882)	1
Additional Paid In Capital	(1)	27,459	(1)
Net cash provided from (used by) financing activities	15,492	44,477	-

Net increase (decrease) in cash and cash equivalents	(100)	(28,034)	-
Cash and cash equivalents, beginning of period	100	28,134	-
Cash and cash equivalents, end of period	$ -	$ 100	$ -

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

1.

Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties L.P., a limited partnership was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its’ predecessor corporation, All State Properties, Inc.  All State Properties Holdings, Inc., a corporation (the Company) was organized under the State of Nevada on April 24, 2008 to conduct business formerly carried on by its’ predecessor partnership, All State Properties L.P. (the Partnership).The Partnership merged with the Company on May 29, 2008.  The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008, each unit, having a par value of $0.001 per share of the Partnership was converted into one issued and outstanding share of Common Stock having a par value of $0.0001 of the Company.

The Company’s fiscal year end is June 30th. The company is currently in the development stage and has limited assets and no revenue. In accordance with the AICPA’s State of Financial and Accounting Services Statement No.7, it is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

2.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation has been calculated over the estimated useful lives of the assets ranging from 3 to 5 years.  The cost of maintenance and repairs is expensed as incurred.  At June 30, 2009, the Company has no property and equipment.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of June 30, 2009, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

2.

Summary of Significant Accounting Policies (Cont.)

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets are translated at the exchange rates prevailing at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective  period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of June 30, 2009, the Company’s has no issued and outstanding warrants or options.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123®, “Share-Based Payment.” SFAS No. 123® generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123®. The Company adopted SFAS 123® using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123®, the Company had no share-based compensation arrangements. Accordingly, no prior periods have been

2.  Summary of Significant Accounting Policies (Cont.)

Stock Based Compensation (Cont.)

restated, the impact of SFAS 123® is not presented, and no pro forma amounts are presented had the Company recognized stock-based compensation in accordance with SFAS No. 123®.

Stock-based compensation expense recognized during the period is based on the value of the stock-based payment awards that is ultimately expected to vest. SFAS 123® requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through October 8, 2009.

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). With the issuance of SFAS 168, the FASB Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current U.S. GAAP, but changes the referencing of financial standards and is intended to simplify user access to authoritative U.S. GAAP, by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ended after September 15, 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

3.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

4.

Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued. There were 100,000,000 Shares of Common Stock authorized at a par value of $0.0001and  8,809,115 shares were issued and outstanding at June 30, 2009.  The Company has no other classes of shares authorized for issuance.

At June 30, 2009, there were no outstanding stock options or warrants.

5.

Income Taxes

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

The operating losses derive a deferred tax asset of approximately $ 5,182 and $13,176 at June 30, 2009 and 2008, respectively.  At June 30, 2009 and 2008, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6.

Corporate Acquisition History

In March 2007, The Company entered into an Acquisition Agreement with Hubei Longdan Delaware, Inc. (“Longdan”) which would be accomplished through a reverse merger with a private operating Chinese pharmaceutical company provided that certain conditions were satisfied, including approval of the transaction by its partners. In November, 2007, the Company terminated this Acquisition Agreement based on the breach of its terms by Longdan.

On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Mr. Stanley Rosenthal, General Partner of the Company and an individual resident of the State of Florida ("Rosenthal").  Under the terms of the Agreement, Belmont agreed to loan the Company $22,000.00.  As consideration for the Loan, the Company and Rosenthal agreed to grant Belmont a promissory note to repay the Loan, Rosenthal agreed to resign as the General Partner of the Company and Joseph Meuse was appointed as the General Partner.   In

7.   Corporate Acquisition History (Cont.)

addition, Belmont paid for reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with the Purchase Agreement and all related agreements and transactions contemplated by the Agreement up to an amount that did not exceed $10,000. The Company agreed that any Legal Expenses would be added to the Loan as principal. Immediately upon execution of this Agreement, Belmont loaned the Company an additional $4,000 which was applied to legal fees.

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement with the Company and Mr. Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont.  Under the terms of this Agreement, Belmont would sell to Greenwich 50.001% (fifty and one one-thousandth percent), or 4,471,000 Units of the issued and outstanding partnership units.  In conjunction with this Agreement, the brokers would receive 1,150,000 units and Mr. Garry McHenry, as the new general partner, would receive 200,000 units as compensation

On May 29, 2008, our predecessor, All State Properties, L.P., a Delaware limited partnership (“ASP”), and All State Properties Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of ASP (“ASPH”), entered into an Agreement and Plan of Merger.  This agreement called for ASP to merge with and into ASPH, so that ASP and ASPH would become a single corporation and be named All State Properties Holdings, Inc.  Upon the effectiveness and as a result of the Merger, the Certificate of Incorporation and By-laws of ASPH became the Certificate of Incorporation and By-laws of the Surviving Corporation.  In addition, each partnership unit of ASP outstanding immediately prior to the Merger was converted into 1 issued and outstanding share of common stock of the Surviving Corporation, so that the holders of all of the outstanding units of common stock of ASP immediately prior to the Merger are the holders of Common Stock of the Surviving Corporation. All shares of ASPH owned by ASP immediately prior to the Merger were surrendered to the Surviving Corporation and cancelled.

On February 17, 2009 All State Properties Holdings, Inc. entered into an agreement with Belmont Partners, LLC (“Belmont”) and Greenwich Holdings, LLC through which Belmont acquired 4,471,000 common stock shares of the Company representing at least 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company.

On February 19, 2009 All State Properties Holdings, Inc. entered into an agreement with, The Colosseum, LLC (“Colosseum”) and Belmont Partners, LLC through which Colosseum would acquire approximately 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company.  Concurrent with this agreement, Mr. Mark Kinser was appointed to the Board of Directors as a Director and named as the new President and Secretary of the Company, and Mr. Joseph Meuse resigned from all positions held in the Company.

On August 24, 2009, the majority shareholders of the Company terminated Mr. Mark Kinser as Director, President and Secretary of the Company.  Mr. Joseph Meuse, who currently served as a Director of the Company, was appointed as interim President and Secretary of the Company.

On August 27, 2009 the Company entered into an agreement with MB Consulting Services, LLC and Belmont Partners, LLC through which MB Consulting would acquire approximately 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company. The Company anticipates pursuing the acquisition of certain material oil and gas related assets.

8.   Corporate Acquisition History (Cont.)

On August 28, 2009, Mr. Joseph Meuse appoints E. Robert Gates to the Board of Directors as Director, and as President and Secretary of the Company and Mr. Meuse subsequently resigned as Director and officer of the Company.

9.

Key Operating Officer

At June 30, 2009, the Company had one officer.  This puts the Company at a high degree of risk if he were no longer able to function in that capacity.

10.

Related Party Transactions

During fiscal 2009, funds were advanced to the Company by a former officer for working capital needs.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment.  These advances were forgiven together with accrued interest in the amount of $33,392 resulting in a gain to the Company.

11.

Subsequent Events

On August 24, 2009, the majority shareholders of the Company terminated Mr. Mark Kinser as Director, President and Secretary of the Company.  Mr. Joseph Meuse, who currently served as a Director of the Company, was appointed as interim President and Secretary of the Company.

On August 27, 2009 the Company entered into an agreement with MB Consulting Services, LLC and Belmont Partners, LLC through which MB Consulting would acquire approximately fifty and one one-thousandth percent (50.001%) of the capital stock of the company.

On August 28, 2009, Mr. Joseph Meuse appoints Dr. E. Robert Gates to the Board of Directors as Director, and as President and Secretary of the Company.   Subsequently on September 14, 2009, Mr. Joseph Meuse resigned from all positions within the Company.

On September 1, 2009 the Company increased its authorized shares of common stock to 200,000,000.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following person shall serve in the following capacities for one year or until their respective successors are elected and qualified:

Name	Age	Position
E. Robert Gates	67	Chairman and Chief Executive Officer and Sole Director
John C. Miller	68	President and Chief Operating Officer

E. Robert Gates:  Director, President and Secretary of the Company.

On August 28, 2009 E. Robert Gates was appointed to the board of directors as Director, and as President and Secretary of the Company.   Dr. Gates has over forty years of experience as a business consultant and executive, successfully leading several companies from concept stage to multimillion-dollar revenue-driving entities.   His background includes experience as manager for several start-ups; acquisitions and sales of companies as well as advertising media contracts. He has been a proven partnership builder and can conceptualize and implement high-level business strategies; act as a skilled negotiator with a keen sense of bargaining strategy; pair business opportunities and investors; lead the acquisition process; and boost sales and profitability utilizing aggressive marketing tactics.

John C. Miller, President and Chief Operating Officer of the Company.

Mr. Miller also joined the Company after August 28, 2009 and has extensive senior management experience helping corporations realize business opportunities, successfully confront market challenges, and create shareholder and corporate value.  He has provided executive leadership to help position companies at the forefront of their industry by ensuring production efficiency, quality, service and cost-effective management of resources.  Mr. Miller’s background includes several years as a senior executive in the oil & gas industry.  He brings these talents to the Company.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2009 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

E. Robert Gates, Chairman and Chief Executive Officer John C. Miller, President and Chief Operating Officer, were not executive officers of the Company at June 30, 2009 and have not received cash compensation paid or accrued by the Registrant during the fiscal year ended June 30, 2009.  No other executive officer has received compensation during that same period.  The following is a summary of the compensation paid to our executive officers for the year ending June 30, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Garry McHenry President	2009	$0	$0		$0	$0	$0	$0	$0

Employment Agreements

We do not have any employment agreements in place with our principal officers and sole director as of June 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2009 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) the beneficial ownership of Common Stock by the President , (iii) all of our executive officers and directors as a group. All Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
The Colosseum, LLC	4,471,000	50.01%
Garry McHenry	200,000	2.23%
Belmont Partners	800,000	8.94%

___________________________________________________________________________________

(1)	Based on 8,809,115 shares of common stock outstanding as of June 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended June 30, 2009, we have not been billed for professional services rendered for the audit of our financial statements.

Tax Fees

We have not been billed for any services rendered as of June 30, 2009.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT:

Balance Sheets as of June 30, 2009 and 2008

Statement of Operations for the Years Ended June 30, 2009 and 2008

Statement of Changes in Owners’ Equity for the Years Ended June 30, 2009 and 2008

Statements of Cash Flows for the years ended June 30, 2009 and 2008

Notes to Financial Statements for the years Ended June 30, 2009 and 2008

2. FINANCIAL STATEMENT SCHEDULES:

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

3. EXHIBITS:

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended June 30, 2009.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended June 30, 2009.

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

ALL STATE PROPERTIES HOLDINGS, INC.

Date:  October 13, 2009

By: /s/ E. Robert Gates

           E. Robert Gates

           Chairman and Chief Executive Officer