Form 10-K/A
period 2009-06-30
All State Properties Holdings, Inc.
filed 2009-11-16
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-12895

_______________________________________________

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2300204 (I.R.S. Employer Identification No.)

6465 N. Quail Hollow Dr., Ste. 200 Memphis, TN (Address of principal executive offices)	38120 (Zip Code)

Registrant’s telephone number, including area code (901) 271-3779

Securities registered pursuant to Section 12(b) of the Act:

132,124,129

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.0001 par value per share

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part  II of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 4,794,426, as of November 11, 2009, based on the last sale price of $0.20 for each share of common stock on such date.  As of November 11, 2009, there were 132,124,129 shares outstanding.

EXPLANATORY NOTE

All State Properties Holdings, Inc. (the “Company”) is filing this Amendment (the “Amendment”) to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on October 13, 2009, solely for the purpose of revising Items 7, 8, and 9A in response to comments made by the Financial Industry Regulatory Agency (“FINRA”).  In addition, the Company is also including Exhibits 23.1, 31.1 and 32.1, which are required by the filing of this Amendment.  This Amendment amends and supplements these parts of the Original Filing only.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

ALL-STATE PROPERTIES HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2009

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

- 1 - | Page

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

- 2 - | Page

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2008, the issued and outstanding shares of common stock totaled 8,809,115.

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

- 3 - | Page

be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont loaned to the Company four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

In fiscal 2008, Stanley Rosenthal and Richard Astley surrendered 100,000 and 29,950 partnership units, respectively, back to the company.  The return of the units was related to the dismissal of notes receivable in fiscal 2007.  The notes receivable were non-recourse and payable solely from the Company’s distributions.

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement (the “Purchase Agreement”) with the Company and Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont Partners, LLC (“Belmont”), a Virginia limited liability company.

Under the terms of the Purchase Agreement, Belmont (the “Seller”), sold to Greenwich (the “Buyer”) fifty and one one-thousandth percent (50.001%) of the issued and outstanding partnership units (“Units”), which shall be not more than nine million Units (9,000,000) of the Company for one hundred eighty eight thousand U.S. dollars ($188,000.00). Greenwich then received their 50.001% or 4,471,000 Units of the Company.  In conjunction with the change in control, 129,950 shares were retired and an additional 5,021,000 shares were issued.  As of March 31, 2008, the outstanding Units issued totaled 8,809,115.

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

On May 29, 2008 All State Properties LLP, a Delaware limited liability, company entered into a merger with All State Properties Holdings, Inc., a Nevada Corporation and ceased to exist under the terms of the merger. As of June 30, 2008, the issued and outstanding shares of common stock totaled 8,809,115.

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

(x.)            Registrant employs no employees.

- 4 - | Page

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K/A.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "ATPT.OB." The following table sets forth the range of quarterly high and low sales prices of the common stock as reported on October 12, 2009 for the periods indicated:

- 5 - | Page

Price Information*
Financial Quarter Ended	High	Low
September 30, 2007	0.15	0.10
December 31, 2007	0.20	0.03
March 31, 2008	0.19	0.09
June 30, 2008	0.12	0.12

September 30, 2008	0.19	0.12
December 31, 2008	0.14	0.06
March 31, 2009	0.10	0.06
June 30, 2009	0.08	0.05

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

- 6 - | Page

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

- 7 - | Page

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $36,476 or approximately 70%, from $52,138 in the year ended June 30, 2008 to $15,662 in the year ended June 30, 2009. Operating expenses primarily consist of Professional fees that are paid to accountants and attorneys throughout the year for performing various tasks, and Office expenses. Professional fees decreased by $34,987 or approximately 70%, from $50,095 in the year ended June 30, 2008 to $15,108 in the year ended June 30, 2009. Office expenses decreased by $1,228 or approximately 80%, from $1,533 in the year ended June 30, 2008 to $305 in the year ended June 30, 2009.  The bulk of the decrease in expense was due to a decrease in professional fees when comparing the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations.  As of June 30, 2009, we had $0 cash on hand, compared to $100 as of June 30, 2008.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $15,332 during the twelve-month period ended June 30, 2009, mainly representative of the amount of indebtedness due a related party during 2009. This compares to net cash used in operating activities of $71,693 for the twelve-month period ended June 30, 2008.

Net cash provided by investing activities was $0 during twelve-month period ended June 30, 2009, mainly representing the proceeds from distributions from the investment in the LLC. This compares to net cash provided by investing activities of $0 for the twelve-month period ended June 30, 2008.

Net cash provided by financial activities was $15,222 during twelve-month period ended June 30, 2009, mainly representing the proceeds from related party notes. This compares to net cash provided from financing activities of $43,659 for the twelve-month period ended June 30, 2008.

Our expenses to date are largely due to professional fees associated with accountant and attorney costs.

We believe that our results of operations will be insufficient to provide us with the necessary funds to satisfy our liquidity needs for the next 12 months and additional investing and financing activities will be required.

- 8 - | Page

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

- 9 - | Page

Index to Financial Statements
June 30, 2009 & 2008
Page
Number

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of June 30, 2009 and 2008	2

Statements of Operations for the years ended June 30, 2009 and 2008 and from Re-entry into Development Stage (July 1, 2007)
to June 30, 2009	3

Statement of Changes in Shareholders' Deficit
for the years ended June 30, 2009 and 2008
and from Re-entry into Development Stage (July 1, 2007)
to June 30, 2009	4

Statement of Cash Flows for the years ended June 30, 2009 and 2008 and from Re-entry into Development Stage (July 1, 2007)
to June 30, 2009	5

Notes to Financial Statements	6 to 14

- 10 - | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

All State Properties Holdings, Inc.

We have audited the accompanying balance sheets of All State Properties Holdings, Inc. (the “Company”) (a development stage company) as of June 30, 2009 and 2008 and the related statements of operations, shareholders' equity and cash flows for the twelve month periods then ended and the period from entry into the development stage (July 1, 2007) through June 30, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All State Properties Holdings, Inc. as of June 30, 2009 and 2008 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 12, 2009

- 11 - | Page

All State Properties Holdings, Inc.
( A Development Stage Enterprise)

Balance Sheet
June 30, 2009 and 2008

	June 30,
Assets	2009	2008
Current assets
Cash and cash equivalents	$-	$100
Total current assets	-	100

Total assets	$-	100

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable and accrued liabilities	8,728	8,329
Due to related parties	-	17,900
Total Current Liabilities	8,728	26,229

Stockholders' equity (deficit)

Preferred Stock,$0.0001 par value 10,000,000 shares authorized,
none issued at June 30, 2009 and 2008	-	-
Common stock; par value $0.0001; 100,000,000 shares authorized;
8,809,115 shares issued and outstanding at June 30, 2009 & 2008	881	881
Additional paid-in capital	61,068	25,696
Accumulated deficit during the development stage	(70,677)	(52,706)
Total stockholders' deficit	(8,728)	(26,129)

Total liabilities and stockholders' equity (deficit)	$-	$100

The accompanying notes are an integral part of these financial statements.

2

- 12 - | Page

All State Properties Holdings, Inc., Inc.
( A Development Stage Enterprise)
Statements of Operations
For the Years Ended June 30, 2009 and 2008
and from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009
			From Re-entering
			Development Stage
			( July 1, 2007)
	Year Ended June 30,		to
	2009	2008	June 30, 2009

Revenues	$-	$-	$-

Operating expenses
Professional Fees	15,108	50,095	65,203
Office Expense	305	1,533	1,838
Other General & Administrative Expenses	249	510	759
Total operating expenses	15,662	52,138	67,800
Income (loss) from operations	(15,662)	(52,138)	(67,800)
Other income (expense)
Interest income	-	251	251
Interest Expense	(2,309)	(819)	(3,128)
Total other income (expense)	(2,309)	(568)	(2,877)
Income (loss) before provision for income taxes	(17,971)	(52,706)	(70,677)
Provision (Benefit) for income taxes	-	-	-
Net income (loss)	$(17,971)	$(52,706)	$(70,677)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$ (0.00)	$ (0.01)
Basic and fully diluted weighted average
common shares outstanding	8,809,115	7,385,176

The accompanying notes are an integral part of these financial statements.

3

- 13 - | Page

All State Properties Holdings, Inc., Inc.
( a Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2009 and 2008
and from Re-entering Development Stage (July 1, 2007) to June 30, 2009

							Additional
	Partnership		Preferred Stock		Common Stock		Paid In	Accumulated
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -

Partnership Conversion to Corporation	(3,118,065)		-		3,118,065	312	(312)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577

Net Loss	-	-	-	-	-	-	-	(52,706)	(52,706)

Balance at June 30, 2008	-	$ -	-	$ -	8,809,115	$ 881	$ 25,696	$ (52,706)	$ (26,129)

Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)

Balance at June 30, 2009	-	$ -	-	$ -	8,809,115	$ 881	$ 61,068	$ (70,677)	$ (8,728)

The accompanying notes are an integral part of these financial statements.

4

- 14 - | Page

All State Properties Holdings, Inc., Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008
and from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

			From Re-entering
			Development Stage
			( July1, 2007)
	Year Ended June 30,		to
	2009	2008	June 30, 2009

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$ (17,971)	$ (52,706)	$ (70,677)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Increase (decrease) in accounts payable	399	(19,805)	(19,406)
Increase in accrued liabilities	2,250	818	3,068
Net cash provided from (used by) operating activities	(15,322)	(71,693)	(87,015)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings on related party notes payable	16,692	43,659	60,351
Repayments on related party notes payable	(1,470)	-	(1,470)
Net cash provided from (used by) financing activities	15,222	43,659	58,881

Net increase (decrease) in cash and cash equivalents	(100)	(28,034)	(28,134)
Cash and cash equivalents, beginning of period	100	28,134	28,134
Cash and cash equivalents, end of period	$ -	$ 100	$ -

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$ -	$ -	$ -

Non-Cash Transactions
Note forgiveness by related party	$ (35,372)	$ -	$ (35,372)

Partnership conversion to Corporation		(312)	(312)
Shares of Common Stock retired		13	13
Issuance of founder's shares		(502)	(502)
Shares of Common Stock issued for note payable		26,577	26,577

The accompanying notes are an integral part of these financial statements.
5

- 15 - | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

1.

Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties L.P., a limited partnership was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its’ predecessor corporation, All State Properties, Inc.  All State Properties Holdings, Inc., a corporation (the Company) was organized under the State of Nevada on April 24, 2008 to conduct business formerly carried on by its’ predecessor partnership, All State Properties L.P. (the Partnership).The Partnership merged with the Company on May 29, 2008.  The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008, each unit, having a par value of $0.0001 per share of the Partnership was converted into one issued and outstanding share of Common Stock having a par value of $0.0001 of the Company.

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. In accordance with the AICPA’s Statement of Financial and Accounting Services Statement No.7, it is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

2.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. There were no cash equivalents at June 30, 2009 or 2008.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated over the estimated useful lives of the assets.  The cost of maintenance and repairs is expensed as incurred.  At June 30, 2009 and 2008, the Company has no property and equipment.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

16 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

2.

Summary of Significant Accounting Policies (Cont.)

Development Stage Enterprise

The Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Entities, as of July 1, 2007 and has not yet adopted a policy regarding the payment of dividends.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the twelve months ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

17 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

2.

Summary of Significant Accounting Policies (Cont.)

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

As of June 30, 2009 and 2008, the Company’s has no issued and outstanding warrants or options, and as a result diluted earnings per share is equal to basic earnings per share.

Stock Based Compensation

The Company recognizes stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment.” SFAS No. 123 (R) , generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. Thus, the Company records compensation expense for all share-based awards granted, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (R) .

The Company adopted SFAS 123 (R)  using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Prior to the adoption of SFAS No. 123 (R) , the Company had no share-based compensation arrangements. Accordingly, no prior periods have been restated, the impact of SFAS 123 (R)  is not presented, and no pro forma amounts are presented had the Company recognized stock-based compensation in accordance with SFAS No. 123 (R) .

18 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

2.

Summary of Significant Accounting Policies (Cont.)

Stock Based Compensation (Cont.)

Stock-based compensation expense recognized during the period is based on the value of the stock-based payment awards that is ultimately expected to vest. SFAS 123 (R)  requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rational as to why the date was selected. SFAS 165 is effective for interim and annual periods ended after June 15, 2009. The Company has adopted the provisions of SFAS 165. The Company has evaluated subsequent events through the date this report is filed.

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

There were no other recent accounting pronouncements that had a material impact or that are expected to have a material impact on the company’s financial results.

19 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

3.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Management plans to address this through the use of continued related party financing and other investment activities, including future sales of stock.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

4.

   Capital Stock

At June 30, 2007, the Company had 3,118,065 Partnership units outstanding.  During fiscal 2008, these units were converted on a one for one basis into the Company’s common stock. At June 30, 2009 & 2008 there were no outstanding partnership units.

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2009 or 2008.

There were 100,000,000 Shares of Common Stock authorized at a par value of $0.0001.  In conjunction with the conversion to a corporation, occurring during fiscal 2008, the company issued 3,118,065 shares on a one for one basis for each partnership unit.  Concurrent with that transaction 129,950 shares were retired.  Additionally, 5,021,000 Founder’s shares were issued in conjunction with the change in control of the Company. Also occurring during fiscal 2008, the Company issued 800,000 shares of its’ common stock in exchange for a note payable from a related party. No gain or loss was recorded on the settlement of this note due to its’ related party nature. At June 30, 2009 and 2008 the company had 8,809,115 common shares issued and outstanding.

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

The available net operating losses carry forwards of approximately $70,677 and $52,706 as of June 30, 2009 and 2008, respectively, begin to expire in 2028.  No tax benefit has been reported in these financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

20 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

5.

Income Taxes (Cont.)

The operating losses derive a deferred tax asset of approximately $10,602 and $7,906 at June 30, 2009 and 2008, respectively, using a 15% estimated tax rate.  The Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

The Deferred tax asset account and valuation is as follows:

June 30,

2009

   2008

   Deferred Tax Asset:

Deferred Tax Asset

       $  10,602

$  7,906

Valuation Allowance

         (10,602)

  (7,906)

      _________

________

Total

      $      -

$      -       .

The components of income tax expense are as follows:

Current Federal Income Tax Expense    $        -

$       -

Current State Income Tax

  -

         -

Net Operating Loss Benefit

           2,696

      7,906

Change in valuation allowance

       (2,696)

  (7,906)

     _________

 ________

   $         -

$       -

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

On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Mr. Stanley Rosenthal, General Partner of the Company and an individual resident of the State of Florida ("Rosenthal").  Under the terms of the Agreement, Belmont agreed to loan the Company $22,000.00.  As consideration for the Loan, the Company and Rosenthal agreed to grant Belmont a promissory note to repay the Loan, Rosenthal agreed to resign as the General Partner of the Company and Joseph Meuse was appointed as the General Partner.   In addition, Belmont paid for reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with the Purchase Agreement and all related agreements and transactions contemplated by the Agreement up to an amount that did not exceed $10,000.

21 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

6.

Corporate Acquisition History  (Cont.)

The Company agreed that any Legal Expenses would be added to the Loan as principal. Immediately upon execution of this Agreement, Belmont loaned the Company an additional $4,000 which was applied to legal fees.

On March 3, 2008, Greenwich Holdings LLC (“Greenwich”), a New York limited liability company, entered into a purchase agreement with the Company and Mr. Joseph Meuse, as General Partner of the Company and a Managing Member of Belmont.  Under the terms of this Agreement, Belmont would sell to Greenwich 50.001% (fifty and one one-thousandth percent), or 4,471,000 Units of the issued and outstanding partnership units.  In conjunction with the change in control, 129,950 shares were retired and an additional 5,021,000 shares were issued.

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

On February 17, 2009 All State Properties Holdings, Inc. entered into an agreement with Belmont Partners, LLC (“Belmont”) and Greenwich Holdings, LLC through which Belmont acquired 4,471,000 common stock shares of the Company representing at least 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company.  This transaction had no impact on the financials of the Company, but did result in a change of ownership of the majority of the outstanding shares.

On February 19, 2009 All State Properties Holdings, Inc. entered into an agreement with, The Colosseum, LLC (“Colosseum”) and Belmont Partners, LLC through which Colosseum would acquire approximately 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company.  Concurrent with this agreement, Mr. Mark Kinser was appointed to the Board of Directors as a Director and named as the new President and Secretary of the Company, and Mr. Joseph Meuse resigned from all positions held in the Company. This transaction had no impact on the financials of the Company, but did result in a change of ownership of the majority of the outstanding shares.

22 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

6.

Corporate Acquisition History  (Cont.)

On August 27, 2009 the Company entered into an agreement with MB Consulting Services, LLC and Belmont Partners, LLC through which MB Consulting would acquire approximately 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company. The Company anticipates pursuing the acquisition of certain material oil and gas related assets. This transaction had no impact on the financials of the Company, but did result in a change of ownership of the majority of the outstanding shares.

7.

Key Operating Officer

At June 30, 2009, the Company had one officer.  This puts the Company at a high degree of risk if he were no longer able to function in that capacity.

8.

Related Party Transactions

During fiscal 2008, funds were advanced to the Company by a former officer for working capital needs in the amount of $ 43,659.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment. Additionally, 800,000 shares of Common Stock were issued in exchange for a related party note payable in the amount of $26,577. The shares were valued at the market price on the date of issue; however, since the transaction was with a related party, there was no gain on settlement recorded, and the transaction is reflected as additional paid in capital.

In fiscal 2009, an additional $ 16,692 was advanced to the Company from related parties and $ 1,470 was repaid. The remaining advances and accrued interest, which totaled $35,372 were forgiven together which resulted in additional paid in capital. There was no gain or loss recorded on this debt forgiveness since it was with a related party.

9.

Commitments and Contingencies

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

The Company currently leases office space on a month to month lease, and no formal lease agreement has been signed as of the date of this filing.

10.

Subsequent Events

23 | Page

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2009 & 2008

And from Re-entering Development Stage ( July 1, 2007 ) to June 30, 2009

10.

Subsequent Events (Cont.)

Included as events occurring subsequent to June 30, 2009 through the date of the audit report are the following:

o

August 27, 2009, Belmont entered into an agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company, under which MB Consulting was initially conveyed 9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC.;

o

August 28, 2009, the Company executed a promissory note for $12,250 and pledged 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  Because financing took longer than originally anticipated, the Company and creditor agreed that the shares securing the debt would be issued in return for an erasure of the debt and consent default;

o

September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000;

o

September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors;

o

September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 additional obligations of the Company;

The Company absorbed $298,250 in liabilities at its acquisition by MB Consulting on August 27, 2009, which created value to the Company as a result of continued services by creditors and key employees.  Common Stock of the Company was given in satisfaction of all of this liability, resulting in no cash outlay by the Company.

24 | Page

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in that the Company was unable to determine that the filing included all required disclosures without the assistance of our auditors.  Addition the Company did not have sufficient segregation of duties due to the limited resources available.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and determined that the controls were not effective due to staffing limitations.

Previously attached as exhibits to the Annual Report on Form 10-K were the certifications of our CEO and COO (chief financial officer), which are required by Rule 13a-14 of the Act. These certifications are again attached hereto.  This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.
•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.
•

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.
•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

25 | Page

ITEM 9B. OTHER INFORMATION

Change in Independent Registered Public Accountants.

Effective November 6, 2009, Registrant Engaged M&K CPAs, PLLC to perform the audit of its financial statements for the years ended June 30, 2009 and 2008 respectively.  Previously, Moore & Associates Chartered had performed the audits.  The registration of Moore and Associates Chartered was revoked by the Securities and Exchange Commission on August 27, 2009 and in a rush to appoint new auditors, prior management named Seale and Bears, CPAs.  Current management believed that it was in the best interest of the Company to engage M&K CPAs, PLLC to perform these and other services as it believes that they are more familiar with the Oil & Gas Industry.

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

26 | Page

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

27 | Page

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As of the date of this amendment, we have been billed $9,000 for professional services rendered for the audit of our financial statements for the years ended June 30, 2009.

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

28 | Page

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K/A for the year ended June 30, 2009.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K/A for the year ended June 30, 2009.

*	Filed as an exhibit to the Company's registration statement on Form S-1, as originally filed with the Securities and Exchange Commission, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL STATE PROPERTIES HOLDINGS, INC.

Date:  November 13, 2009

By: /s/ E. Robert Gates

           E. Robert Gates

           Chairman and Chief Executive Officer

29 | Page