Form 10-Q
period 2009-09-30
All State Properties Holdings, Inc.
filed 2009-11-23
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

ALL STATE PROPERTIES HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

6465 N. Quail Hollow Dr., Ste. 200, Memphis, TN  38120

(Address of Principal Executive Office) (Zip Code)

(901) 271-3779

(Registrant’s telephone number, including area code)

360 Main Street Washington, VA 22747

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:   132,124,129

Title of Class: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒     NO

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES       NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐    NO ☒

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 4,794,426, as of November 11, 2009, based on the last sale price of $0.20 for each share of common stock on such date.  As of November 23, 2009, there were 132,124,129 shares outstanding.

ALL STATE PROPERTIES HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

SEPTEMBER 30, 2009

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	2 -10
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM	4.	Controls and Procedures	12

		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	12
ITEM	1.A	Risk Factors	12
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM	3.	Defaults upon Senior Securities	12
ITEM	4.	Submission of Matters to Vote of Security Holders	12
ITEM	5.	Other Information	12
ITEM	6.	Exhibits	13
		Signatures	14
Exhibit 31.1
32.1

All State Properties Holdings, Inc.
( A Development Stage Enterprise)

Balance Sheets
September 30 and June 30, 2009

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 703	$ -
Total current assets	703	-

Total assets	$ 703	$ -

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 4,043	$ 8,728
Promissory Notes Payable - Related Party	12,250	-
Accrued Officers' Salaries	42,700	-
Due to related parties	2,972	-
Total liabilities	61,965	8,728

Stockholders' deficit

Preferred Stock, $0.0001 par value 10,000,000 shares authorized,
none issued at September 30, and June 30, 2009	-	-
Common stock; par value $0.0001; 200,000,000 shares authorized;
119,874,129 shares issued and outstanding at September 30, 2009 and
8,809,115 shares issued and outstanding at June 30, 2009	11,987	881
Additional paid-in capital	902,212	61,068
Accumulated deficit during the development stage	(975,461)	(70,677)
Total stockholders' deficit	(61,262)	(8,728)

Total liabilities and stockholders' deficit	$ 703	$ -

The accompanying notes are an integral part of these financial statements.
2

All State Properties Holdings, Inc., Inc.
( A Development Stage Enterprise)
( Unaudited )
Statements of Operations
For the three months ended September 30, 2009 and 2008
and for the period from Re-entering Development Stage ( July 1, 2007) to September 30, 2009

			For the Period
			From Re-entering
			Development Stage
	For the Three Months Ended		( July 1, 2007)
	September 30,		to
	2009	2008	September 30, 2009

Revenues	$ -	$ -	$ -

Operating expenses
Officers' Salaries	858,700	-	858,700
Professional Fees	36,250	8,265	101,453
Office Expense	146	62	1,984
Investor Relations Expenses	9,531	-	9,531
Other General & Administrative Expenses	48	-	807
Total operating expenses	904,675	8,327	972,475

Income (loss) from operations	(904,675)	(8,327)	(972,475)

Other income (expense)
Interest income	-	-	251
Interest Expense	(109)	(863)	(3,237)
Total other income (expense)	(109)	(863)	(2,986)

Net income (loss)	$ (904,784)	$ (9,190)	$ (975,461)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$ (0.05)	$ (0.00)
Basic and fully diluted weighted average
common shares outstanding	19,761,534	8,809,065

The accompanying notes are an integral part of these financial statements.
3

All State Properties Holdings, Inc., Inc.
( a Development Stage Enterprise)
( Unaudited )
Statement of Changes in Stockholders' Equity (Deficit)
For the period from Re-entering Development Stage (July 1, 2007) to September 30, 2009

							Additional
	Partnership		Preferred Stock		Common Stock		Paid In	Accumulated
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -

Partnership Conversion to Corporation	(3,118,065)		-		3,118,065	312	(312)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577

Net Loss	-	-	-	-	-	-	-	(9,190)	(9,190)

Balance at June 30, 2008	-	$ -	-	$ -	8,809,115	$ 881	$ 25,696	$ (52,706)	$ (26,129)

Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)

Balance at June 30, 2009	-	$ -	-	$ -	8,809,115	$ 881	$ 61,068	$ (70,677)	$ (8,728)

September, 2009; The Company increase its' authorized
Common Stock to 200,000,000 Shares

Founder's shares issued					102,490,014	10,249	(10,249)		-
Share based compensation					8,200,000	820	815,180		816,000
Shares issued for services					375,000	37	36,213		36,250

Net Loss	-	-	-	-	-	-	-	(904,784)	(904,784)

Balance at September 30, 2009	-	$ -	-	$ -	119,874,129	$ 11,987	$ 902,212	$ (975,461)	$ (61,262)

The accompanying notes are an integral part of these financial statements.

4

All State Properties Holdings, Inc., Inc.
(A Development Stage Enterprise)
( Unaudited )

Statements of Cash Flows
For the three months ended September 30, 2009 and 2008

			For the Period
			From Re-entering
			Development Stage
	For the Three Months Ended		( July 1, 2007)
	September 30,		to
	2009	2008	September 30, 2009

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(904,784)	$(9,190)	$ (975,461)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Issuance of Common Stock for services rendered	36,250	-	36,250
Issuance of Common Stock as share based compensation	816,000	-	816,000
Increase (decrease) in accounts payable - related party	1,833
Increase (decrease) in accounts payable	(4,685)	821	(10,008)
Increase in accrued liabilities	42,700	-	45,768
Net cash (used by) operating activities	(12,686)	(8,369)	(87,451)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings on related party notes payable	13,389	9,863	61,490
Repayments on related party notes payable	-	(1,470)	(1,470)
Net cash provided from financing activities	13,389	8,393	60,020

Net increase (decrease) in cash and cash equivalents	703	24	(27,431)
Cash and cash equivalents, beginning of period	-	100	28,134
Cash and cash equivalents, end of period	$703	$124	$ 703

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$-	$863	$ 863

Non-Cash Transactions

Note forgiveness by related party		$ (35,372)

Partnership conversion to Corporation		(312)
Shares of Common Stock retired		13
Issuance of founder's shares	(10,249)	(10,751)
Shares of Common Stock issued for note payable		26,577
Conversion of accounts payable to promissory note	12,250	12,250

The accompanying notes are an integral part of these financial statements.

5

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

Three months ended September 30, 2009(Unaudited)

1.

Organization, Description of Business, and Basis of Accounting

Business Organization

All-State Properties Holding, Inc., (the “Company”) was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All-State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. In accordance with authoritative accounting literature the company is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

Three months ended September 30, 2009(Unaudited)

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

Three months ended September 30, 2009(Unaudited)

3.

   Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30 and June 30, 2009.

On September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000 shares. These shares had an authorized par value of $0.0001.  In conjunction with the conversion to a corporation, occurring during fiscal 2008, the company issued 3,118,065 shares on a one for one basis for each partnership unit.  Concurrent with that transaction 129,950 shares were retired.  Additionally, 5,021,000 Founder’s shares were issued in conjunction with the change in control of the Company. Also occurring during fiscal 2008, the Company issued 800,000 shares of its’ common stock in exchange for a note payable from a related party. No gain or loss was recorded on the settlement of this note due to its’ related party nature.

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company, was issued 9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock issued as founders shares under the recent change in control of the Company. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC. The Company absorbed $298,250 in liabilities at its acquisition by MB Consulting on August 27, 2009, which created value to the Company as a result of continued services by creditors and key employees.  Common Stock of the Company was given in satisfaction of this liability, resulting in no cash outlay by the Company.

On August 28, 2009, the Company converted $12,250 of accounts payable to a 10% promissory note of $12,250 that was collateralized by 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  The shares may be voted, transferred, or any other action taken which is considered necessary by the note holder. This obligation was satisfied on October 21, 2009 ( See Footnote No. 6 Subsequent Events).

On September 9, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company as share based compensation valued at $400,000 using the closing price of the shares at the date of grant.

On September 9, 2009 the Company issued 250,000 Shares of Restricted Common Stock in satisfaction of services rendered to the Company valued at $20,000 using the closing price of the shares at the date of grant.

On September 10, 2009, the Company issued 3,200,000 shares of Unrestricted Common Stock in satisfaction of share based compensation valued at $416,000 using the closing share price at the date of grant.

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

Three months ended September 30, 2009(Unaudited)

On September 9, 2009 the Company issued 125,000 Shares of Unrestricted Common Stock in satisfaction of services rendered to the Company valued at $16,250 using the closing price of the shares at the date of grant.

At September 30, 2009 and June 30, 2009, the company had 119,874,129 and 8,809,115 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At September 30 and June 30, 2009, there were no outstanding stock options or warrants.

4.

   Corporate Acquisition History

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

On August 27, 2009, Belmont entered into an agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company, under which MB Consulting was initially conveyed 9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC.

Additionally, the Company absorbed the $298,250 in liabilities at its acquisition by MB Consulting on August 27, 2009, which created value to the Company as a result of continued services by creditors and key employees.  Common Stock of the Company was given in satisfaction of much of this liability, resulting in no cash outlay by the Company.

On September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000 shares.

All State Properties Holdings, Inc.

( A Development Stage Enterprise)

Notes to Financial Statements

Three months ended September 30, 2009(Unaudited)

5.

   Related Party Transactions

During fiscal 2008, funds were advanced to the Company by a former officer for working capital needs in the amount of $ 43,659.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment. Additionally, 800,000 shares of the Company’s Common Stock were issued in exchange for a related party note payable in the amount of $26,577. The remaining advances and accrued interest, which totaled $35,372 were forgiven together which resulted in additional paid in capital. There was no gain or loss recorded on the debt forgiveness since it was a related party.

In fiscal 2009, an additional $ 16,692 was advanced to the Company from related parties and $ 1,470 was repaid.

During the quarter ended, September 30, 2009, funds were advanced to the Company by an officer for working capital needs in the amount of $ 1,139.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment. Imputed interest on the balance is immaterial. Services of $12,250 provided to the company by a related party were converted to a promissory note payable during the quarter.

6.

   Subsequent Events

Included as events occurring subsequent to September 30, 2009 through the date of the filing are the following:

On October 21, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated satisfying the promissory note payable and accrued interest.

ALL STATE PROPERTIES HOLDINGS, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

The Company had no operations for the three months ended September 30, 2009 and September 30, 2008. The net loss was $904,675 and $9,190 for the three months ended September 30, 2009 and 2008, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $8,327 in the three months ended September 30, 2008 to $904,784 in the three months ended September 30, 2009. Operating expenses primarily consist of Officer’s Salaries and Professional fees that are paid to the current officers, accountants and attorneys throughout the year for performing various tasks, and office expenses. Officers’ salaries consisted of share based compensation and were $816,000 and $0 for the periods ended September 30, 2009 and 2008 respectively.  Professional fees increased from $8,265 in the three months ended September 30, 2008 to $36,250 in the three months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 and June 30, 2009, we had $703 and $0 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the three months ended September 30, 2009 and September 30, 2008, cash used in operations was $12,686 and $8,369, respectively, primarily for the payment of current officer’s salaries and legal and accounting expenses. Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities was $0 during the three month periods ending September 30, 2009 and 2008 respectively.

Net cash provided by financial activities for the three month period ending September 30, 2009 was $13,389 compared with net cash provided in financing activities of $8,393 for the three months ended September 30, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director, E. Robert Gates is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management, including the general partner, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the general partner concluded that these disclosure controls and procedures were not effective. The Company did not have sufficient segregation of duties due to the limited resources available. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1.A Risk Factors

There have been no material changes from the risk factors disclosed in All-State Properties Holdings, Inc. Form 10K/A for the year ended June 30, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3. Defaults upon Senior Securities

The Company executed a promissory note for $12,250 and collateralized 12,250,000 shares of Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  Because financing took longer than originally anticipated, the Company and creditor agreed that the shares securing the debt would be issued in return for an erasure of the debt and consent default.  See Subsequent Events Note 6.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted during the quarter covered by this report to a vote of stockholders.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2009.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2009.

ALL STATE PROPERTIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALL STATE PROPERTIES HOLDINGS, INC.

Date: November 23, 2009	By:	/s/ E. Robert Gates
E. Robert Gates
Chief Executive Officer

SECTION 302 CERTIFICATION

I, E. Robert Gates, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of All State Properties Holdings, Inc. for the quarter ended September 30, 2009;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c.

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

e.

Other individuals were in control of the accounting during much of the quarter ending June 30, 2009 and for all the quarter ended June 30, 2008 and thus I was not in control, and during which time, I was not responsible. Events possibly occurred during those periods for which I was not responsible, was not knowledgeable about, nor did I exercise control during those periods.  I am not aware of any such events, and none have come to my attention during the period of my control.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Dated: November 23, 2009	By:	/s/ E. Robert Gates
E. Robert Gates
Chairman and Chief Executive Officer

Certification Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), we, E. Robert Gates, Chairman and Chief Executive Officer, and John C. Miller, President and Chief Operating Officer of All State Properties Holdings, Inc., a Nevada corporation (the “Company”), hereby certify, to the best of our knowledge, that:

(1)

the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 23, 2009

/s/ E. Robert Gates	/s/ John C. Miller_________________
E. Robert Gates	John C. Miller
Chairman and Chief Executive Officer (Principal Executive Officer)	President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)