Form 10-Q
period 2009-12-31
All State Properties Holdings, Inc.
filed 2010-02-09
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended: December 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

All State Properties Holdings, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	000-12895	59-2300204
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

6465 N. Quail Hollow Rd., Ste. 200, Memphis, TN  38120

(Address of Principal Executive Office) (Zip Code)

(901) 271-3779

(Registrant’s telephone number, including area code)

360 Main Street, Washington, VA  22747

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

133,466,488

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐    NO ☒

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 3,294,201, as of February 2, 2010 based on the last sale price of $.135 for each share of common stock on such date.  As of February 2, 2010, there were 133,466,488 shares outstanding.

All State Properties Holdings, Inc.

FORM 10-Q QUARTERLY REPORT

December 31, 2009

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	2 -9
ITEM	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM	4.	Controls and Procedures	11
		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	11
ITEM	1.A	Risk Factors	11
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM	3.	Defaults upon Senior Securities	11
ITEM	4.	Submission of Matters to Vote of Security Holders	11
ITEM	5.	Other Information	11
ITEM	6.	Exhibits	12
		Signatures	13

All State Properties Holdings, Inc.
( A Development Stage Enterprise)
Balance Sheets
December 31 and June 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,175	$-
Total current assets	1,175	-

Total assets	$1,175	$-

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$50,016	$8,728
Accrued officers' salaries	170,800	-
Due to related parties	4,639	-
Total liabilities	225,455	8,728

Stockholders' (deficit)

Preferred Stock, $0.0001 par value 10,000,000 shares authorized,

none issued at December 31, and June 30, 2009	-	-
Common stock; par value $0.0001; 200,000,000 shares authorized;
133,466,488 shares issued and outstanding at December 31, 2009 and
8,809,115 shares issued and outstanding at June 30, 2009	13,346	881
Additional paid-in capital	1,087,610	61,068
Accumulated deficit during the development stage	(1,325,236)	(70,677)
Total stockholders' deficit	(224,280)	(8,728)

Total liabilities and stockholders' equity (deficit)	$1,175	$-

The accompanying notes are an integral part of these financial statements.

2

All State Properties Holdings, Inc., Inc.
( A Development Stage Enterprise)
Statements of Operations
For the three and six months ended December 31, 2009 and 2008 and from Re-entering Development Stage ( July 1, 2007 ) to December 31, 2009 (Unaudited)

					From Re-entering
					Development Stage
	For the Three Months Ended		For the Six Months Ended		( July 1, 2007)
	December 31,		December 31,		to
	2009	2008	2009	2008	December 31, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses
Officers' Salaries	257,190	-	1,115,890	-	1,115,890
Professional Fees	64,417	12,597	100,667	20,862	165,870
Office Expense	80	243	226	305	2,064
Investor Relations Expenses	26,230	-	35,761	-	35,761
Other General & Administrative Expenses	1,858	249	1,906	249	2,665
Total operating expenses	349,775	13,089	1,254,450	21,416	1,322,250

Income (loss) from operations	(349,775)	(13,089)	(1,254,450)	(21,416)	(1,322,250)

Other income (expense)
Interest income	-	-	-	-	251
Interest Expense	-	(1,446)	(109)	(2,309)	(3,237)
Total other income (expense)	-	(1,446)	(109)	(2,309)	(2,986)

Net income (loss)	$(349,775)	$(14,535)	$(1,254,559)	$(23,725)	$(1,325,236)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	130,821,789	8,809,065	75,408,196	8,809,065

The accompanying notes are an integral part of these financial statements.

3

All State Properties Holdings, Inc., Inc.
( a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to December 31, 2009
(Unaudited)

							Additional
	Partnership		Preferred Stock		Common Stock		Paid In	Accumulated
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	3,118,065	$-	-	$-	-	$-	$-	$-	$-

Partnership Conversion to Corporation	(3,118,065)		-		3,118,065	312	(312)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577

Net Loss	-	-	-	-	-	-	-	(23,725)	(23,725)

Balance at June 30, 2008	-	$-	-	$-	8,809,115	$881	$25,696	$(52,706)	$(26,129)

Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)

Balance at June 30, 2009	-	$-	-	$-	8,809,115	$881	$61,068	$(70,677)	$(8,728)

Founder's shares issued					102,490,014	10,249	(10,249)		-
Share based compensation					8,200,000	820	815,180		816,000
Shares issued for services					1,717,359	172	210,585		210,757
Shares issued for promissory note payable					12,250,000	1,224	11,026		12,250

Net Loss	-	-	-	-	-	-	-	(1,254,559)	(1,254,559)

Balance at December 31, 2009	-	$-	-	$-	133,466,488	$3,346	$1,087,610	$(1,325,236)	$(224,280)

The accompanying notes are an integral part of these financial statements.

4

All State Properties Holdings, Inc., Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the six months ended December 31, 2009 and 2008
and from Re-entering Development Stage ( July 1, 2007 ) to December 31, 2009 (Unaudited)

			From Re-entering
			Development Stage
	For the Six Months Ended		( July 1, 2007)
	December 31,		to
	2009	2008	December 31, 2009

Cash Flows Provided (Used) By Operating Activities
Net income (loss)	$(1,254,559)	$(23,725)	$(1,325,236)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Issuance of common stock as share based compensation	1,026,757	-	1,026,757

Increase (decrease) in accounts payable - related party	-	-	(1,833)

Increase (decrease) in accounts payable	53,538	7,949	35,965
Increase in accrued liabilities	170,800	-	173,868
Net cash provided from (used by) operating activities	(3,464)	(15,776)	(90,479)

Cash Flows Provided (Used) By Investing Activities	-	-	-

Cash Flows Provided (Used) By Financing Activities
Borrowings on related party notes payable	4,639	17,282	64,990
Repayments on related party notes payable	-	(1,470)	(1,470)
Net cash provided from (used by) financing activities	4,639	15,812	63,520

Net increase (decrease) in cash and cash equivalents	1,175	36	(26,959)
Cash and cash equivalents, beginning of period	-	100	28,134
Cash and cash equivalents, end of period	$1,175	$136	$1,175

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$-	$60	$-

Non-Cash Transactions
Note forgiveness by related party			(35,372)

Partnership conversion to Corporation			(312)
Shares of Common Stock retired			13
Issuance of founder's shares	(10,249)		(10,751)
Shares of Common Stock issued for note payable			26,577
Conversion of accounts payable to promissory note	12,250		12,250
Shares of Common Stock issued for promissory note	12,250		12,250

The accompanying notes are an integral part of these financial statements.

5

1.

 Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties Holdings, Inc., (the “Company”) was organized under the laws of the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share, of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

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

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

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

3.

Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31 and June 30, 2009.

On September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000 shares. These shares had an authorized par value of $0.0001.  In conjunction with the conversion to a corporation, occurring during fiscal 2008, the Company issued 3,118,065 shares on a one for one basis for each partnership unit.  Concurrent with that transaction, 129,950 shares were retired.  Additionally, 5,021,000 Founder’s shares were issued in conjunction with the change in control of the Company. Also occurring during fiscal 2008, the Company issued 800,000 shares of its’ common stock in exchange for a note payable from a related party. No gain or loss was recorded on the settlement of this note due to its’ related party nature.

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company, was issued 9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC. The Company absorbed $298,250 in liabilities at its acquisition by MB Consulting on August 27, 2009, which created value to the Company as a result of continued services by creditors and key employees.  Common Stock of the Company was given in satisfaction of this liability, resulting in no cash outlay by the Company

On August 28, 2009, the Company executed a promissory note for $12,250 and pledged 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  This obligation was satisfied on October 21, 2009.

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors.

On September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company.

In October 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable with a related party, which is discussed above.  In accordance with current accounting guidance, since the exchange was with a related party, the loss on the settlement was recorded as a capital transaction.

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners.  Both issuances were recorded at the fair market value on the date of the grant.

At December 31, 2009 and June 30, 2009, the Company had 133,466,488 and 8,809,115 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At December 31 and June 30, 2009, there were no outstanding stock options or warrants.

4.

Corporate Acquisition History

On August 27, 2009, the Company entered into an agreement with MB Consulting Services, LLC and Belmont Partners, LLC through which MB Consulting would acquire approximately 50.001% (fifty and one one-thousandth percent) of the capital stock of the Company. The Company anticipates pursuing the acquisition of certain material oil and gas related assets. This transaction had no impact on the financials of the Company, but did result in a change of ownership of the majority of the outstanding shares.

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

5.

Related Party Transactions

During fiscal 2008, funds were advanced to the Company by a former officer for working capital needs in the amount of $43,659.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment. Additionally, 800,000 shares of the Company’s Common Stock was issued in exchange for a related party note payable in the amount of $26,577.

In fiscal 2009, an additional $16,692 was advanced to the Company from related parties and $1,470 was repaid. The remaining advances and accrued interest, which totaled $35,372, were forgiven together which resulted in additional paid in capital. There was no gain or loss recorded on this debt forgiveness since it was with a related party.

During the quarter ended December 31, 2009, funds were advanced to the Company by an officer for working capital needs in the amount of $3,500.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment.

As discussed in Note 3, in October 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of promissory note payable with a related party.  In accordance with current accounting guidance, since the exchange was with a related party, the loss on the settlement was recorded as a capital transaction.

6.

Subsequent Events

There are no subsequent events through the date of this filing.

All State Properties Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

The Company had no active operations for the six months ended December 31, 2009. The net loss was $1,254,559 and $23,725 for the six months ended December 31, 2009 and 2008, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $21,416 in the six months ended December 31, 2008 to $1,254,450 in the six months ended December 31, 2009. Operating expenses primarily consist of Officer’s Salaries, Professional fees, and Investor Relations Expenses that are paid to the current officers, accountants and attorneys, and investment relations firms throughout the year for performing various tasks, and office expenses. Officers’ Salaries increased from zero in the six months ended December 31, 2008 to $1,115,890 in the six months ended December 31, 2009, due primarily to guaranteed salaries accrued in order to retain qualified personnel. Professional fees increased from $20,862 in the six months ended December 31, 2008 to $100,667 in the six months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 and June 30, 2009, we had $1,175 and $0 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the six months ended December 31, 2009 and December 31, 2008, cash used in operations was $3,464 and $15,776, respectively, primarily for the payment of current officer’s salaries and legal and accounting expenses. Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities was $0 during the six month period ending December 31, 2009 and 2008.

Net cash provided by financing activities for the six month period ending December 31, 2009 was $4,639 compared with net cash provided in financing activities of $15,812 for the six months ended December 31, 2008, as the Company decreased borrowings on related party notes during 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director and Chief Executive Officer, E. Robert Gates is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management, including the general partner, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the management concluded that these disclosure controls and procedures were not effective. The Company did not have sufficient segregation of duties due to the limited resources available. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1.A Risk Factors

There have been no material changes from the risk factors disclosed in All State Properties Holdings, Inc. Form 10K/A for the year ended June 30, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted during the quarter covered by this report to a vote of stockholders. However, the Articles of Incorporation were amended to provide for Indemnification of Officers and Directors that was considered necessary to retain qualified talent.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2009.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.

Date: February 9, 2010	By:	/s/ E. Robert Gates
E. Robert Gates
CEO