Form 10-Q
period 2010-03-31
All State Properties Holdings, Inc.
filed 2010-05-25
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

All State Properties Holdings, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	(File Number)	Identification No.)

6465 N. Quail Hollow Rd., Ste. 200, Memphis, TN  38120

(Address of Principal Executive Office) (Zip Code)

(901) 271-3779

(Registrant’s telephone number, including area code)

360 Main Street, Washington, VA  22747

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

133,466,488

Title of Class: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☒    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  ☐    NO ☐

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 2,196,134, as of May 14, 2010 based on the last sale price of $.09 for each share of common stock on such date.  As of May 14, 2010, there were 133,466,488 shares outstanding.

All State Properties Holdings, Inc.

FORM 10-Q QUARTERLY REPORT

March 31, 2010

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	2 -14
ITEM	2,	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	16
ITEM	4.	Controls and Procedures	16
		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	16
ITEM	1.A	Risk Factors	16
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
ITEM	3.	Defaults upon Senior Securities	16
ITEM	4.	Submission of Matters to Vote of Security Holders	16
ITEM	5.	Other Information	16
ITEM	6.	Exhibits	17
		Signatures	18
Exhibit 31.1
32.1

All State Properties Holdings, Inc.
( A Development Stage Enterprise)
Balance Sheets
March 31, 2010 and June 30, 2009 (unaudited)

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$163	$-
Total current assets	163	-

Total assets	$163	$-

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$72,969	$8,728
Accrued officers' salaries	46,249	-
Due to related parties	298,900	-
Total liabilities	418,118	8,728

Stockholders' (deficit)

Preferred Stock, $0.0001 par value 10,000,000 shares authorized,
none issued at March 31, 2010 and June 30, 2009	-	-
Common stock; par value $0.0001; 200,000,000 shares authorized;
133,466,488 shares issued and outstanding at March 31, 2010 and
8,809,115 shares issued and outstanding at June 30, 2009	13,346	881
Additional paid-in capital	1,087,610	61,068
Accumulated deficit during the development stage	(1,518,911)	(70,677)
Total stockholders' deficit	(417,955	(8,728)

Total liabilities and stockholders' equity (deficit)	$163	$-

The accompanying notes are an integral part of these financial statements.

2

All State Properties Holdings, Inc., Inc.
( A Development Stage Enterprise)
Statements of Operations
For the three and six months ended March 31, 2010 and 2009
and from Re-entering Development Stage ( July 1, 2007 ) to March 31, 2010 (Unaudited)

					From Re-entering
					Development Stage
	For the Three Months Ended		For the Nine Months Ended		( July 1, 2007)
	March 31,		March 31		to
	2010	2009	2010	2009	March 31, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Officers' Salaries	128,100	-	1,243,990	-	1,243,990
Professional Fees	22,100	2,112	122,767	22,974	187,970
Office Expense	122	-	348	305	2,186
Investor Relations Expenses	15,658	-	51,419	-	51,419
Other General & Administrative Expenses	18,577	-	20,483	(249)	21,242
Total operating expenses	184,557	2,112	1,439,007	23,030	1,506,807

Income (loss) from operations	(184,557)	(2,112)	(1,429,007)	(23,030)	(1,506,807)

Other income (expense)
Interest income	-	-	-	-	251
Interest Expense	(9,118)	-	(9,227)	(2,309)	(12,355)
Total other income (expense)	(9,118)	-	(9,227)	(2,309)	(12,355)

Net income (loss)	$(193,675)	$(2,112)	$(1,448,234)	$(25,339)	$(1,518,911)

Basic and fully diluted loss per common share:
Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	133,466,488	8,809,115	94,760,960	8,809,115

The accompanying notes are an integral part of these financial statements.
3

All State Properties Holdings, Inc., Inc.
( A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to March 31, 2010
(Unaudited)

							Additional
	Partnership		Preferred Stock		Common Stock		Paid In	Accumulated
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	3,118,065	$-	-	$-	-	$-	$-	$-	$-

Partnership Conversion to Corporation	-3,118,065		-		3,118,065	312	-312		-
Common Stock shares retired					-129,950	-13	13		-
Founder's shares issued					5,021,000	502	-502		-
Common Stock issued for related party note					800,000	80	26,497		26,577

Net Loss	-	-	-	-	-	-	-	-23,725	-23,725

Balance at June 30, 2008	-	$-	-	$-	8,809,115	$881	$25,696	$-52,706	$-26,129

Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	-17,971	-17,971

Balance at June 30, 2009	-	$-	-	$-	8,809,115	$881	$61,068	$-70,677	$-8,728

Founder's shares issued					102,490,014	10,249	-10,249		-
Share based compensation					8,200,000	820	815,180		816,000
Shares issued for services					1,717,359	172	210,585		210,757
Shares issued for promissory note payable					12,250,000	1,224	11,026		12,250

Net Loss	-	-	-	-	-	-	-	-1,448,234	(1,448,234

Balance at March 31, 2010	-	$-	-	$-	133,466,488	$13,346	$1,087,610	$-1,518,911	$-417,955

The accompanying notes are an integral part of these financial statements.

4

All State Properties Holdings, Inc., Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended March 31, 2010 and 2009
and from Re-entering Development Stage ( July 1, 2007 ) to December 31, 2010 (Unaudited)

			From Re-entering
			Development Stage
	For the Six Months Ended		( July 1, 2007)
	March 31,		to
	2010	2009	March 31, 2010

Cash Flows (Used) By Operating Activities
Net (loss)	$(1,448,234)	$(25,339)	$(1,518,911)
Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Issuance of common stock as share based compensation	1,026,757	-	1,026,757

Increase (decrease) in accounts payable - related party	-	-	(1,833)

Increase (decrease) in accounts payable	49,796	(2,112)	30,390
Increase in accrued liabilities	325,595	-	328,663
Net cash (used by) operating activities	(46,086)	(27,451)	(133,101)

Cash Flows Provided By Investing Activities	-	-	-

Cash Flows Provided By Financing Activities
Borrowings on related party notes payable	46,249	27,351	106,600
Repayments on related party notes payable	-	-	(1,470)
Net cash provided from financing activities	46,249	27,351	105,130

Net increase (decrease) in cash and cash equivalents	163	(100)	(27,971)
Cash and cash equivalents, beginning of period	-	100	28,134
Cash and cash equivalents, end of period	$163	$-	$163

Supplemental disclosure of Cash Flow Information
Interest paid during the period	$9,227	$60	$-

Non-Cash Transactions
Note forgiveness by related party			(35,372)

Partnership conversion to Corporation			(312)
Shares of Common Stock retired			13
Issuance of founder's shares	(10,249)		(10,751)

Shares of Common Stock issued for note payable		26,577
Conversion of accounts payable to promissory note	12,250	12,250
Conversion of accrued salaries to note payable	298,900	298,900
Shares of Common Stock issued for promissory note	12,250	12,250

The accompanying notes are an integral part of these financial statements.

5

1

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

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. In accordance with the current accounting guidance, it is considered a Development Stage Company.

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

3.

   Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2010 and June 30, 2009.

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

Capital Stock (Cont.)

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

In October, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable.

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners.

At March 31, 2010 and June 30, 2009, the company had 133,466,488 and 8,809,115 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At March 31, 2010 and June 30, 2009, there were no outstanding stock options or warrants.

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

Additionally, the Company absorbed the $298,250 in liabilities at its acquisition by MB Consulting on August 27, 2009, which created value to the Company as a result of continued services by creditors and key employees.  Common Stock of the Company was given in satisfaction of much of this liability, resulting in no cash outlay by the Company

On August 28, 2009, the Company executed a promissory note for $12,250 and pledged 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  Because financing took longer than originally anticipated, the Company and creditor agreed that the shares securing the debt would be issued in return for an erasure of the debt and consent default.

On September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000 shares.

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors.

On September 16, 2009, the Company issued 3,325,000 shares of anti-dilutive Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company.

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

During the quarter ended, March 31, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $41,610.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment.

6.

   Notes Payable Officers

During the quarter ended March 31, 2010, the Company transferred the accrued officer’s salaries to a promissory note payable in the amount of $298,900.  This note payable bears interest at 12% and is unsecured and due on demand.

All State Properties Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

The Company had no active operations for the nine months ended March 31, 2010. The net loss was $1,448,234 and $25,339 for the nine months ended March 31, 2010 and 2009, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $23,030 in the nine months ended March 31, 2009 to $1,439,007 in the nine months ended March 31, 2010. Operating expenses primarily consist of Officer’s Salaries, Professional fees, and Investor Relations Expenses that are paid to the current officers, accountants and attorneys, and investment relations firms throughout the year for performing various tasks, and office expenses. Officers’ Salaries increased from zero in the nine months ended March 31, 2009 to $1,243,990 in the nine months ended March 31, 2010, due primarily to guaranteed salaries accrued, and shown as current accruals and promissory notes on these financial statements, in order to retain qualified personnel. Professional fees increased from $22,974 in the nine months ended March 31, 2009 to $122,767 in the nine months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 and June 30, 2009, we had $163 and $0 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the nine months ended March 31, 2010 and March 31, 2009, cash used in operations was $46,086 and $27,451, respectively, primarily for the payment of current officer’s salaries and legal and accounting expenses. Whenever possible, the management continues to utilize common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities remained at $0 and $0 during the nine month periods ending March 31, 2010 and 2009.

Net cash provided by financing activities for the nine month period ending March 31, 2010 was $46,249 compared with net cash provided in financing activities of $27,351 for the nine months ended March 31, 2009, as the Company increased borrowings on related party notes during 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director and Chief Executive Officer, E. Robert Gates is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the management concluded that these disclosure controls and procedures were not effective. The Company did not have sufficient segregation of duties due to the limited resources available. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2010.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2010.

All State Properties Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.

Date: May 24, 2010	By:	/s/ E. Robert Gates
E. Robert Gates
CEO