Form 10-Q/A
period 2010-03-31
All State Properties Holdings, Inc.
filed 2010-05-27
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

Explanation of the Amended Form 10-Q for the quarterly report ended March 31, 2010.

This Amendment No.1 on Form 10-Q/A amends  All State Properties Holdings, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2010, as initially filed with the Securities and Exchange Commission on May 25, 2010.

This Amendment No.1 is being filed solely to amend whether the registrant is a shell company which was not checked on the original Report as it appeared on the original Form 10-Q on the US SEC website.

This clerical correction has no impact on the consolidated Balance Sheets, Statements of Operations, Statement of Changes in Stockholders' or Statements of Cash Flows.

All State Properties Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.

Date: May 27, 2010	By:	/s/ E. Robert Gates
E. Robert Gates
CEO