Form 10-K
period 2010-06-30
All State Properties Holdings, Inc.
filed 2010-10-14
CIK 745543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-12895

_______________________________________________

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	59-2300204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2333 Alexandria Drive
Lexington, KY	40504
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code:

(859) 514-6717

6465 N. Quail Hollow Rd., Ste. 200

Memphis, TN  38120
_____________________________________________

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

135,667,493

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

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  NO ☒

The aggregate market value of the common stock held by non- affiliates of Registrant was $ 1,081,917, as of October 8, 2010, based on the last sale price of $0.0017 for each share of common stock on such date.  As of November 11, 2009, there were 135,667,493 shares outstanding.

ALL-STATE PROPERTIES HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2010

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

PART I.

ITEM 1. BUSINESS

(a) General Development of Business

All State Properties Holdings. was recently acquired by EnergyOne Technologies, Inc. on September 20, 2010.  EnergyOne Technologies, Inc is a green energy company focused on designing, manufacturing, and marketing systems to help create a more efficient electrical grid.

All State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All State Properties, Inc. (the “Corporation”); and together with the Partnership, the “Company”. In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Company. Longdan Delaware has only nominal assets and no liabilities and has conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement (See item 1(b)(ii)). The Company together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

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

In addition, each share of common stock of ASP that was issued and outstanding immediately prior to the Merger was converted into 1 issued and outstanding share of common stock of the Surviving Corporation (“Common Stock”), so that the holders of all of the issued and outstanding shares of common stock of ASP immediately prior to the Merger are the holders of Common Stock of the Surviving Corporation. All shares of ASPH owned by ASP immediately prior to the Merger were surrendered to the Surviving Corporation and cancelled.

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2010, the issued and outstanding shares of common stock totaled 135,667,493.

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

On September 20, 2010, EnergyOne Technologies, Inc. acquired all the assets of MB Consulting Services, LLC, of which the assets included majority ownership of All State Properties Holdings, Inc. with a purchase agreement entitled Limited Liability Company Ownership Purchase Agreement (the “Purchase Agreement”).  Under the terms of the Purchase Agreement, MB Consulting Services, LLC (the “Seller”), sold to EnergyOne Technologies, Inc. (the “Buyer”) all assets of Seller, which included 2,500,500,000 shares of the Company, which was approximately 90  percent of the issued and outstanding capital of the Company for Fifty Thousand and no/100 dollars ($50,000) plus an agreement to pay a debt owed to Belmont by Seller.  As of September 20, 2010, the outstanding shares issued totaled 2,735,660,614.

On September 20, 2010, the Board of Directors and majority shareholders of the Company accepted the resignation of E. Robert Gates as Director, Chief Executive Officer and Secretary of the Company.  Mr. Robert L. Hamilton was appointed as sole Director and Officer of the Company.

(iv.)          Registrant has plans for new products and services, which includes development of green energy systems.

(v.)           Registrant currently holds no patents, trademarks, etc.

(vi.)          No part of Registrant’s business is subject to significant seasonal variation.

(vii.)         Registrant’s only present source of working capital is the cash in bank.

(viii.)        No significant portion of Registrant’s current business currently involves government contracts.  However, new management believes the course for the future will include government contracts and is preparing to modify that accordingly.

(viiii.)       Registrant currently incurs no significant research and development expenses.

(x.)            Registrant currently employs a small number of employees.  However, EnergyOne, which has acquired a controlling interest in Registrant employs others, who new management intends to add to the employee roster of Registrant.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore not required to provide this information in our Form

10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We have a short term lease for our corporate offices.  Other than that we do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

Neither we, nor any of our affiliates, are involved in any lawsuit, the disposition of which would have a material effect upon either our results of operations, financial position, or cash flows.

ITEM 4. REMOVED AND RESERVED

PART II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock is being quoted on the OTC Bulletin Board under the symbol "ATPT.OB." The following table sets forth the range of quarterly high and sales prices of the common stock as reported on October 8, 2010 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
September 30, 2008	0.14	0.14
December 31, 2008	0.06	0.06
March 31, 2009	0.08	0.08
June 30, 2009	0.05	0.05

September 30, 2009	0.20	0.20
December 31, 2009	0.13	0.13
March 31, 2010	0.19	0.12
June 30, 2010	0.035	0.035

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

Shareholders.

As of June 30 2010, there were 1,206 shareholders of record and 135,667,493 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information.

As of October 8, 2010, the Registrant has no equity compensation plans in place.  However, in accordance with full and complete disclosure, the following table sets forth certain information as of October 8,2010, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

Recent Sale of Unregistered Securities.

During the year ended June 30, 2010, the Registrant had the following sale of unregistered securities:

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

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS ALL STATE PROPERTIES HOLDINGS, INC.

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

YEAR ENDED JUNE 30, 2010 COMPARED TO YEAR ENDED JUNE 30, 2009

REVENUES

Our total revenue decreased by $0, or approximately 0%, from $0 in the year ended June 30, 2009 to $0 in the year ended June 30, 2010. No increase or decrease occurred during the past year.  However, it is believed that the change in direction of the Company due to the acquisition and change in management of All State Properties Holdings, Inc. will result in the beginning of a revenue stream.  All State Properties Holdings, Inc. has had minimal business operations, consisting primarily of asset acquisitions, since the beginning of this fiscal year.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses increased by $ 1,621,874, or approximately 10,355%, from $15,662 in the year ended June 30, 2009 to $1,637,536 in the year ended June 30, 2010. Operating expenses primarily consist of Officer’s Salaries paid to officers of the Company, Professional fees paid to accountants and attorneys throughout the year for performing various tasks, Investor Relations Expenses paid to firms for performing Investor Relations services, and Other General & Administrative Expenses and Office expenses. Officer’s Salaries increased by $543,213, or approximately 543,213% from $0 in the year ended June 30, 2009 to $543,213 in the year ended June 30, 2010.  Professional fees increased by $922,634 or approximately 6,107%, from $15,108 in the year ended June 30, 2009 to $937,742 in the year ended June 30, 2010. Investor Relations Expenses increased by $90,273 or approximately 90,273%, from $0 in the year ended June 30, 2009 to $90,273 in the year ended June 30, 2010.  Other General & Administrative Expenses increased by $65,416 or approximately 26,271%, from $249 in the year ended June 30, 2009 to $65,665 in the year ended June 30, 2010.  Office expenses increased by $338 or approximately 111%, from $305 in the year ended June 30, 2009 to $643 in the year ended June 30, 2010.  The bulk of the increase in expense was due to increased Officer’s Salaries and Professional Fees when comparing the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations.  As of June 30, 2010, we had $622 cash on hand, compared to $0 as of June 30, 2009.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash provided from operating activities was $622 during the twelve-month period ended June 30, 2010, mainly representative of the amount of indebtedness due for a related party during 2010. This compares to net cash used in operating activities of $100 for the twelve-month period ended June 30, 2009.

Net cash provided by investing activities was $0 during twelve-month period ended June 30, 2010. This compares to net cash provided by investing activities of $0 for the twelve-month period ended June 30, 2009.

Net cash provided by financial activities was $0 during twelve-month period ended June 30, 2010. This compares to net cash provided from financing activities of $0 for the twelve-month period ended June 30, 2009.

Our expenses to date are largely due to officer’s salaries and professional fees associated with accountant and attorney costs, investor relations expenses and general & administrative expenses.

We believe that our results of operations and financing activities will provide us with the necessary funds to satisfy our liquidity needs for the next 12 months. To the extent they are not, however, our principal stockholder and investors have agreed to fund our operations for the next twelve-month period and beyond.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

12

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

All State Properties Holdings, Inc. (A Development Stage Company)

Lexington, Kentucky

We have audited the accompanying balance sheet of All State Properties Holdings, Inc. (A Development Stage Company) (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' deficit and cash flows for the years then ended.  The financial statements for the period from re-entering the development stage (July 1, 2007) to June 30, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All State Properties Holdings, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 12, 2010

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to June 30, 2010

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	**Amount**	**Shares**	**Amount**	**Shares**	**Amount**	**Capital**	**Deficit**	**Total**
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)		-		4,719,070	472	(472)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577
Net Loss	-	-	-	-	-	-	-	(23,725)	(23,725)
Balance at June 30, 2008	-	$ -	-	$ -	10,410,120	$ 1,041	$ 25,536	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	10,410,120	$ 1,041	$ 60,908	$ (70,677)	$ (8,728)
Founder's shares issued					102,490,014	10,249	(10,249)		-
Share based compensation					8,200,000	820	815,341		816,161
Shares issued for services					2,317,359	234	252,387		252,621
Shares issued for promissory note payable					12,250,000	1,224	978,775		979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	135,667,493	$ 13,568	$2,097,162	$ (2,695,916)	$ (585,186)

The accompanying notes are an integral part of these financial statements.

F-4

All State Properties Holdings, Inc., Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

For the years ended June 30, 2010 and 2009

and from Re-entering Development Stage (July 1, 2007) to June 30, 2010

	For the year ended June 30, 2010	For the year ended June 30, 2009	From Re-entering Development Stage (July 1, 2007) to June 30, 2010
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (2,625,239)	$ (17,971)	$ (2,695,916)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	1,068,781	-	1,068,781
Loss on extinguishment of debt	967,750	-	967,750
Increase (decrease) in accounts payable	63,109	399	43,703
Increase in accrued liabilities	466,283	2,250	469,351
Borrowings on related party payable	59,938	16,692	120,289
Repayments on related party payable	-	(1,470)	(1,470)
Net cash provided from (used by) operating activities	622	(100)	(27,512)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities	-	-	-
Net increase (decrease) in cash and cash equivalents	622	(100)	(27,512)
Cash and cash equivalents, beginning of period	-	100	28,134
Cash and cash equivalents, end of period	$ 622	$ -	$ 622
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ -	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	10,249	-	10,751
Shares of Common Stock issued for note payable	-	-	26,577
Conversion of accounts payable to promissory note	12,250	-	12,250
Conversion of accrued salaries to note payable	427,000	-	427,000
Shares of Common Stock issued for promissory note	980,000	-	980,000

The accompanying notes are an integral part of these financial statements.

F-5

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

1.

Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties Holding, Inc., a corporation (the “Company”) was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. The Company is currently in the development stage and has limited assets and no revenue. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

1.

Organization, Description of Business, and Basis of Accounting

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company is a Development Stage Company and has not yet adopted a policy regarding the payment of dividends.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

1.

Organization, Description of Business, and Basis of Accounting (Cont.)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

We adopted the accounting policy of Fair Value Measurement on January 1, 2008. This policy defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this policy established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2010 and 2009, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

1.

Organization, Description of Business, and Basis of Accounting

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

As of June 30, 2010 and 2009, the Company’s has no issued and outstanding warrants or options.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty

3.

Income Taxes

The Company provides for income taxes asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. This method requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

3.

Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

June 30
	2010	2009
Income tax expense at statutory rate	229,543	(9,882)
Valuation Allowance	229,543	9,882
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of June 30:
	2010	2009
Net Operating Loss Carryover	(257,107)	$(9,882)
Valuation Allowance	257,107_	9,882_
Net Deferred Tax Asset	$ - _	$ - _

The Company has a net operating loss carryover of $659,249 as of June 30, 2010 which expires in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2010 and 2009, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2010 or 2009.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

4.

Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2010 and 2009.

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

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company from Belmont Partners, LLC, was issued  9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock as founder’s shares after the change in control. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC as founder’s shares.

On August 28, 2009, the Company executed a promissory note for $12,250 and pledged 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  This obligation was satisfied on October 21, 2009. Shares of the Company’s common stock have been valued at market on the date obligated and set aside.  This transaction, while unusual, was believed by management to add value to the Company by the retention of a suitable financial and legal expert.

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors.  This transaction was contractual in nature and is valued at market.

On September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company. This transaction was contractual in nature and is valued at market.

In October, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable. As discussed above, this stock was obligated by the Company on August 28, 2009 and a demand promissory note payable and hypothecation agreement were executed on that date.  The Company set aside stock to cover the original debt of $12,250 since the demand promissory note was considered due, and the debt delinquent, at the time executed and market value was used to value the stock when printed by the transfer agent.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

4.

Capital Stock (Cont.)

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock pursuant to contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners. This transaction was contractual in nature and is valued at market.

On June 23, 2010, the Company issued 600,000 shares of Restricted Common Stock in exchange for investor relations services. This transaction was contractual in nature and is valued at market.

At June 30, 2010 and 2009, the company had 135,667,493 and 10,410,120 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At June 30, 2010 and  2009, there were no outstanding stock options or warrants.

5.   Related Party Transactions

During fiscal 2008, funds were advanced to the Company by a former officer for working capital needs in the amount of $59,938.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment.  Additionally, 800,000 shares of the Company’s Common Stock was issued in exchange for a related party note payable in the amount of $26,577.

In fiscal 2009, an additional $16,692 was advanced to the Company from related parties and $ 1,470 was repaid. The remaining advances and accrued interest, which totaled $35,372 were forgiven together which resulted in additional paid in capital. There was no gain or loss recorded on this debt forgiveness since it was with a related party.

During the year ended, June 30, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $59,938.  The amounts are non-interest bearing, unsecured, with no stated terms for repayment.

6.   Notes Payable - Officers

During the year ended June 30, 2010, the Company transferred the accrued officer’s salaries to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand.

7.  Subsequent Events

The Company entered into an Asset Purchase Agreement on August 6, 2010 in which the Company would acquire all of the ore belonging to Goldleaf Exploration, LLC, plus ten percent (10%) of the on-the-ground ore in exchange for 6,950,000 shares of restricted common stock of the Company, plus a Promissory Note from the Company in the amount of Five Million Dollars ($5,000,000).

7.  Subsequent Events (Cont.)

The Company has agreed to “roll” out Goldleaf Exploration, LLC into a public company in a transaction classified as a Form 10 registration by the quarter ended March 31, 2011.

In order to facilitate additional capitalization of the Company and fulfillment of certain debt obligations, the Company, on August 11, 2010, along with majority shareholder approval, authorized an

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

increase in the number of authorized shares of common stock from Two Hundred Million (200,000,000) shares to Five Billion (5,000,000,000) shares.

The Company, in order to fulfill those same debt obligations, issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. on August 26, 2010.  The Company, in order to facilitate the fulfillment of those same debt obligations changed transfer agents to Madison Stock Transfer, Inc. on September 13, 2010.

A majority interest in the Company’s outstanding capital stock was acquired by EnergyOne Technologies, Inc. on September 20, 2010 in a purchase of all assets of the Company’s majority shareholder, MB Consulting Services, LLC.

The Company’s new management, in an attempt to reduce the number of authorized shares authorized a decrease in authorized shares of its common stock on September 21, 2010.  Paperwork was filed with the Secretary of State for Nevada, but it was later discovered that this transaction was not effective, so on September 30, 2010, the Company filed the appropriate paperwork to unravel the reduced common stock for the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in that the Company was unable to determine that the filing included all required disclosures without the assistance of our auditors.  In addition the Company did not have sufficient segregation of duties due to the limited resources available.

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

Previously attached as exhibits to the Annual Report on Form 10-K were the certifications of our CEO and COO (chief financial officer), which are required by Rule 13a-14 of the Act. These certifications are again attached hereto.  This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO.  As previously stated, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, in that the Company was unable to determine that the filing included all required disclosures without the assistance of our auditors.  In addition the Company did not have sufficient segregation of duties due to the limited resources available.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following person shall serve in the following capacities for one year or until their respective successors are elected and qualified:

Name	Age	Position
Robert L. Hamilton	27	Chairman, President, Secretary and Sole Director

Robert L. Hamilton:  Director, President and Secretary of the Company.

Robert L. Hamilton is a co-founder of EnergyOne Technologies, Inc.  EnergyOne is a green energy company focused on helping to create a more efficient power grid.  Mr. Hamilton studied architecture for two years primarily focusing on green design and technologies. Mr. Hamilton later went on to pursue a degree in Finance at the University of Kentucky. In 2008 Mr. Hamilton started financial consulting for oil, gas, and coal companies. In 2009 Mr. Hamilton co-founded EnergyOne Technologies.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2010 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert L. Hamilton, was not an executive officer of the Company at June 30, 2010 and has not received cash compensation paid or accrued by the Registrant during the fiscal year ended June 30, 2010.  No other current executive officer has received compensation during that same period.  However, former officers were paid compensation in the form of non-cash salary during the year ending June30, 2010.  The following is a summary of the compensation paid to our executive officers for the year ending June 30, 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
E. Robert Gates, CEO	2010	$265,000	$0	5,584,000	$0	$0	$0	$0	$265,000
John C. Miller President & Secretary	2010	$162,000	$0	3,609,000	$0	$0	$0	$0	$162,000

Employment Agreements

We have few employment agreements in place with our principal officers as of June 30, 2010.  However, there currently are no employment agreements in place with the new management of Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2010 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) the beneficial ownership of Common Stock by the President , (iii) all of our executive officers and directors as a group. All Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
MB Consulting Services, LLC(2)	105,521,000	77.79%
Terry R. Geldbach	9,400,000	6.93%

___________________________________________________________________________________

(1)	Based on 135,667,493 shares of common stock outstanding as of June 30, 2010.
(2)	Includes Stock Beneficially owned by E. Robert Gates, individually.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended June 30, 2010, we have not been billed for professional services rendered for the audit of our financial statements. We have paid a retainer amount of $4,000 in advance of the audit of our financial statements.

Tax Fees

We have not been billed for any services rendered as of June 30, 2010.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT:

Balance Sheets as of June 30, 2010 and 2009

Statements of Operations for the Years Ended June 30, 2010 and 2009

Statement of Changes in Stockholders’ (Deficit) for the Years Ended June 30, 2010 and 2009

Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

Notes to Financial Statements for the Years Ended June 30, 2010 and 2009

2. FINANCIAL STATEMENT SCHEDULES:

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

3. EXHIBITS:

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended June 30, 2010.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended June 30, 2010.

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

ALL STATE PROPERTIES HOLDINGS, INC.

Date:  October 13, 2010

By: /s/ Robert L. Hamilton

           Robert L. Hamilton

           CEO and President

SECTION 302 CERTIFICATION

I, Robert L. Hamilton, certify that:

1.	I have reviewed this annual report on Form 10-K of All State Properties Holdings, Inc. for the fiscal year ended June 30, 2010;

2.

Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.	Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

e.

Other individuals were in control of the accounting during the periods ending June 30, 2010 and June 30, 2009 for which we were not responsible. Events possibly occurred during those periods for which we were not responsible, nor did we exercise control during those periods.  We are not aware of any such events, and none have come to our attention during the period of our control.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: October 13, 2010	By:	/s/ Robert L. Hamilton
Robert L. Hamilton
CEO and President

Certification Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Robert L. Hamilton, CEO and President of All State Properties Holdings, Inc., a Nevada corporation (the “Company”), hereby certify, to the best of our knowledge, that:

(1)	the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 13, 2010

/s/ Robert L. Hamilton
Robert L. Hamilton
CEO and President (Principal Executive and Principal Financial and Accounting Officer)