Form 10-K/A
period 2010-06-30
All State Properties Holdings, Inc.
filed 2010-10-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-12895

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2300204 (I.R.S. Employer Identification No.)

2333 Alexandria Drive Lexington, KY (Address of principal executive offices)	40504 (Zip Code)

Registrant’s telephone number, including area code (859) 514-6717

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

EXPLANATORY NOTE

All State Properties Holdings, Inc. (the “Company”) is filing this Amendment (the “Amendment”) to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on October 13, 2010, solely for the purpose of revising the number of shares outstanding and Item 8 as a result of the inadvertent omission of the audited balance sheet and also the inadvertent omission of certain information contained in the Notes to Financial Statements.  In addition, the Company is also including Exhibits 23.1, 31.1 and 32.1, which are required by the filing of this Amendment.  This Amendment amends and supplements these parts of the Original Filing only.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

Number of Shares Outstanding

As of October 11, 2010, there were 3,378,115,031 shares outstanding.

ALL-STATE PROPERTIES HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JUNE 30, 2009

I N D E X

			Page
PART II.
	Item 8.	Financial Statements and Supplementary Data	F-1
PART III.
	Item 15.	Exhibits and Financial Statement Schedules	28
Signatures			29

PART II.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Amendment includes the omitted Balance Sheet and appropriate Notes to Financial Statements which were inadvertently omitted from yesterday’s filing and are intended to correct and supplement such filing.

All State Properties Holdings, Inc.
(a Development Stage Enterprise)

Balance Sheets
June 30, 2010 and 2009

	June 30, 2010	June 30, 2009
Assets		
Current assets		
Cash and cash equivalents	$ 622	$ -
Total current assets	622	-
Total assets	$ 622	$ -
Liabilities and Shareholders' Deficit		
Current Liabilities		
Accounts payable and accrued liabilities	$ 79,134	$ 8,728
Accrued interest related parties	19,736	-
Due to related parties	59,938	-
Notes payable officers	427,000	-
Total liabilities	585,808	8,728
Stockholders' deficit		
Preferred Stock,$0.0001 par value 10,000,000 shares authorized, none issued at June 30, 2010, and 2009	-	-
Common stock; par value $0.0001; 200,000,000 shares authorized; 135,667,493 shares issued and outstanding at June 30, 2010 and 10,410,120 shares issued and outstanding at June 30, 2009	13,568	1,041
Additional paid-in capital	2,097,162	60,908
Accumulated deficit during the development stage	(2,695,916)	(70,677)
Total stockholders' deficit	(585,186)	(8,728)
Total liabilities and stockholders' deficit	$ 622	$ -

The accompanying notes are an integral part of these financial statements.

F-2

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

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $400,000 and $20,000 respectively.

On September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company. This transaction was contractual in nature and is valued at market. The value of this transaction amounted to $432,250.

In October, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable. This stock was obligated by the Company on August 28, 2009, and a demand promissory note and hypothecation agreement were executed on that date. The Company set aside stock to cover the original debt of $12,250 since the demand promissory note was considered due, and the debt delinquent, at the time executed and the market value was used to value the stock on the date obligated and set aside.  This transaction resulted in a loss on settlement of debt in the amount of $967,750.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the years ended June 30, 2010 and 2009

4.

Capital Stock (Cont.)

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners.  This transaction was contractual in nature and valued at market. The value of this transaction amounted to $129,090 and $45,441.

On June 23, 2010, the Company issued 600,000 shares of Restricted Common Stock in exchange for investor relations services. This transaction was contractual in nature and is valued at $42,000 or market.

The Company has no other classes of shares authorized for issuance. At June 30, 2010 and 2009, there were no outstanding stock options or warrants.

6.   Notes Payable - Officers

During the year ended June 30, 2010, the Company transferred the accrued officer’s salaries to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand. The balance of these notes at June 30, 2010, was $427,000, with accrued interest of $19,736.

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

In order to facilitate additional capitalization of the Company and fulfillment of certain debt obligations, the Company, on August 11, 2010, along with majority shareholder approval, authorized an increase in the number of authorized shares of common stock from Two Hundred Million (200,000,000) shares to Five Billion (5,000,000,000) shares.

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

7.  Subsequent Events (Cont.)

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

Additionally, the Company issued the following shares of its common stock in satisfaction of legal agreements and requirements:  2,400,498,000 shares to MB Consulting Services, LLC, 141,149,633 shares to E. Robert Gates, individually, 90,980,422 shares to John C. Miller, 10,689,204 shares to John T. Root, Jr., 250,000 shares to Equititrend Advisers, LLC, 94,700,794 shares to Belmont Partners, LLC and 297,229,485 shares to Terry Geldbach.  The values on these shares vary, but will be at market value.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS INCLUDED IN PART II OF THIS REPORT:

Balance Sheets as of June 30, 2010 and 2009

Notes to Financial Statements, Notes 4, 6 & 7 for the years Ended June 30, 2010 and 2009

2. FINANCIAL STATEMENT SCHEDULES:

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or the notes thereto.

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	By-laws
23.1	Consent by Independent Registered Public Accounting Firm
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

ALL STATE PROPERTIES HOLDINGS, INC.

Date:  October 14, 2010

By: /s/ Robert L. Hamilton

           Robert L. Hamilton

           Chief Executive Officer and President