Form 10-Q
period 2010-09-30
All State Properties Holdings, Inc.
filed 2010-11-03
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

All State Properties Holdings, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	(File Number)	Identification No.)

2333 Alexandria Drive, Lexington Kentucky  40504

(Address of Principal Executive Office) (Zip Code)

(859) 514-6717

(Registrant’s telephone number, including area code)

________________

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

2,928,960,614

Title of Class: Common Stock, $.0001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). . YES  ☒     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☐    NO ☒

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 1,030.804, as of October 28, 2010 based on the last sale price of $.0012 for each share of common stock on such date.  As of October 28, 2010, there were 3,617,794,954 shares outstanding.

All State Properties Holdings, Inc.

FORM 10-Q QUARTERLY REPORT

September 30, 2010

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	F-1 –F-12
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	14
ITEM	4.	Controls and Procedures	14
		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	14
ITEM	1.A	Risk Factors	14
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
ITEM	3.	Defaults upon Senior Securities	14
ITEM	4.	Submission of Matters to Vote of Security Holders	14
ITEM	5.	Other Information	14
ITEM	6.	Exhibits	15
		Signatures	15
Exhibit 31.1
32.1

KYAN WILLIAM KRAUS
Certified Public Accountant
641 South Water Street
Kent, Ohio 44240

INDEPENDENT ACCOUNTANT'S COMPILATION REPORT

To Mr. Francis Zubrowski
Chief Executive Officer

All State Properties Holdings, Inc.
(a Development Stage Company)

I have compiled the accompanying Balance Sheets of All State Properties Holdings, Inc. (a Development Stage Company) as of September 30, 2010 and June 30, 2010 and the related Statements of Operations, Shareholders' Deficit, and Cash Flows for the three months ended, September 30, 2010 and 2009 and during the development period (Inception April 1, 2009 to September 30, 2010), in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern. As discussed in Note 3 to the financial statements, the company's has incurred significant losses and is dependent on obtaining adequate capital to fund these operating losses. This condition raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying statements and accordingly, do not express an opinion or any other form of assurance on them.

Kyan W. Kraus, CPA

October 31, 2010

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to September 30, 2010

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)		-		4,719,070	472	(472)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577
Net Loss	-	-	-	-	-	-	-	(23,725)	(23,725)
Balance at June 30, 2008	-	$ -	-	$ -	10,410,120	$ 1,041	$ 25,536	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	10,410,120	$ 1,041	$ 60,908	$ (70,677)	$ (8,728)
Founder's shares issued					102,490,014	10,249	(10,249)		-
Share based compensation					8,200,000	820	815,341		816,161
Shares issued for services					2,317,359	234	252,387		252,621
Shares issued for promissory note payable					12,250,000	1,224	978,775		979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	135,667,493	$ 13,568	$ 2,097,162	$ (2,695,916)	$ (585,186)
Founder's shares issued					2,476,243,431	247,625	(247,625)		-
Share based compensation					116,799,690	11,680	4,426,708		4,438,388
Shares issued for services					250,000	25	6,225		6,250
Shares issued to former officer for promissory note payable					200,000,000	20,000	1,780,000		1,800,000
									-
Net Loss								(6,448,324)	(6,448,324)
Balance at September 30, 2010	-	$ -	-	$ -	2,928,960,614	$ 292,898	$ 8,062,470	$ (9,144,240)	$ (788,872)

The accompanying notes are an integral part of these financial statements.

F-4

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the three months ended September 30, 2010 and 2009
and from Re-entering Development Stage (July 1, 2007) to September 30, 2010

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	From Re-entering Development Stage (July 1, 2007) to September 30, 2010
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (6,448,324)	$ (904,675)	$ (9,144,240)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	4,438,388	852,250	5,507,169
Issuance of shares for services rendered	6,250	-	6,250
Loss on settlement of debt	-	-	967,750
(Increase) in prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	79,082	9,289	122,785
Increase in accrued liabilities	106,950	42,700	576,301
Borrowings on related party payable	26,075	1,139	146,364
Repayments on related party payable	(4,000)	-	(5,470)
Net cash provided from (used by) operating activities	(1,800,579)	703	(1,828,091)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities			
Issuance of shares for promissory note payable	1,800,000	-	1,800,000
	1,800,000	-	1,800,000
Net increase (decrease) in cash and cash equivalents	(579)	703	(28,091)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 43	$ 703	$ 43
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ -	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued for note payable	1,800,000	-	1,826,577
Conversion of accounts payable to promissory note	-	-	12,250
Conversion of accrued salaries to note payable	-	-	427,000
Shares of Common Stock issued for promissory note	-	-	980,000

The accompanying notes are an integral part of these financial statements.

F-5

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

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

On September 20, 2010, EnergyOne Technologies, Inc. acquired all the assets of MB Consulting Services, LLC, of which the assets included majority ownership of All State Properties Holdings, Inc. with a purchase agreement entitled Limited Liability Company Ownership Purchase Agreement. Under the terms of the Purchase Agreement, MB Consulting Services, LLC (the “Seller”), sold to EnergyOne Technologies, Inc. (the “Buyer”) all assets of Seller, which included 2,500,500,000 shares of the Company, which was approximately 90 percent (90%) of the issued and outstanding capital of the Company for Fifty Thousand dollars ($50,000) plus an agreement to pay a debt owed to Belmont by Seller.

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. The Company is currently in the development stage and has limited assets, and is in the process of acquiring assets and changing business philosophies and, consequently, has no revenues. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2010 and June 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of September 30, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

1.

Organization, Description of Business, and Basis of Accounting (Cont.)

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

As of September 30, 2010 and June 30, 2010, the Company has no issued and outstanding warrants or options.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

2

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2010	2009
Income tax expense at statutory rate	$(2,514,846)	$(352,823)
Valuation allowance	2,514,846	352,823
Income tax expense per books	$-	-

Net deferred tax assets consist of the following components as of :

	September 30,	September 30,
	2010	2009
Net Operating loss carryover	$(3,538,690)	$(357,387)
Valuation allowance	3,538,690	357,387
Net deferred tax asset	$-	-

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

The Company has a net operating loss carryover of $9,073,563 as of September 30, 2010 which expires in 2030. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject Income Taxes to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carryforwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At September 30, 2010 and June 30, 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at September 30, 2010 or June 30, 2010.

4.

Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2010 and 2009.

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

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter “MB Consulting”) through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company from Belmont Partners, was issued  9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock as founder’s shares after the change in control. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC as founder’s shares.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

4.

Capital Stock (Cont.)

On September 10, 2009, the Company issued 5,000,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 250,000 Shares of Restricted Common Stock in satisfaction of $20,000 to creditors. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $497,500 and $30,675, respectively.

On September 16, 2009, the Company issued 3,325,000 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company. This transaction was contractual in nature and valued at market. The value of this transaction amounted to $333,738.

In October, 2009, the Company issued 12,250,000 shares of Unrestricted Common Stock as satisfaction of a promissory note payable. This stock was obligated by the Company on August 28, 2009, and a demand promissory note and hypothecation agreement were executed on that date. The Company set aside stock to cover the original debt of $12,250 since the demand promissory note was considered due, and the debt delinquent, at the time executed and the market value was used to value the stock on the date obligated and set aside.  This transaction resulted in a loss on settlement of debt on the amount of $967,750.

On December 29, 2009, the Company issued 993,000 Shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 349,359 Shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners. This transaction was contractual in nature and valued at market. The value of this transaction amounted to $121,842 and $42,866, respectively.

On June 23, 2010, the Company issued 600,000 shares of Restricted Common Stock in exchange for investor relations services. This transaction was contractual in nature and valued at market. The value of this transaction amounted to $42,000.

On August 11, 2010, the Company, along with majority shareholder approval, authorized an increase in the number of authorized shares of common stock from Two Hundred Million (200,000,000) shares to Five Billion (5,000,000,000) shares. On August 16, 2010, the company issued 2,476,243,431 common shares as additional founder’s stock and as a result of the increase in authorized shares.

On August 16, 2010, the Company issued 116,799,690 shares to its’ key officers as additional share based compensation.  The shares issued in this transaction were valued at market and amounted to $4,438,388.  These shares were issued primarily as a result of the increase in authorized shares.

On August 22, 2010, the Company was committed to issue 250,000 shares of Restricted Common Stock in exchange for investor relations services. This transaction was contractual in nature and valued at market. The value of this transaction amounted to $6,250.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

4.

Capital Stock (Cont.)

On August 26, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for the promissory note to a key officer.  These shares were valued at the market and the transaction amounted to $1,770,000.

At September 30, 2010 and June 30, 2010, the company had 2,928,960,614 and 135,667,493 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At September 30, 2010 and June 30, 2010, there were no outstanding stock options or warrants.

5.

Related Party Transactions

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

During the three month period ended, September 30, 2010, funds were advanced for working capital needs in the amount of $26,075 and $4,000 was repaid during the same time period. These amounts are non-interest bearing loans which are unsecured and have no stated terms for repayment.

6.

Notes Payable - Officers

At September 30, 2010, the Company transferred the accrued officer’s salaries to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand. The balance of these notes at September 30, 2010 and June 30, 2010 were $516,355 and $427,000, respectively.

7.

Sale of Ownership interest

On September 20, 2010, a majority interest was acquired by EnergyOne Technologies, Inc., ownership of the Company was subsequently to Francis Zubrowski in a pass-through transaction.  No profit occurred in this pass-through transaction.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)
Notes to Financial Statements
For the three months ended September 30, 2010

8.

Termination of purchase of Goldleaf Gold interests

On August 6, 2010, the Company acquired mineral interests belonging to Goldleaf Exploration, LLC. However, there was a provision allowing for the obligations of the agreement to be terminated in the event of a major change in ownership of the Company.  The acquisition and subsequent transfer was such a transaction and management is in the process of formalizing the termination. This formal termination should occur in the Company’s second quarter ended, December 31, 2010. These financial statements reflect the termination of this agreement.

9.

Subsequent Events

The Company’s new management, in a belief that a reduction in the number of authorized shares would be in the best interest of the Company, began the process of reducing the number of authorized shares. This process was terminated when the new management decided to keep the shares the same.

On August 6, 2010, the Company acquired the mineral interests belonging to Goldleaf Exploration, LLC. However, there was a provision allowing for the obligations of the agreement to be terminated in the event of a major change in ownership of the Company.  The acquisition and subsequent transfer was such a transaction and management is in the process of formalizing the termination. This formal termination will occur in the Company’s second quarter ended, December 31, 2010. These financial statements reflect the termination of this agreement.

All State Properties Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company had minimal operations for the three months ended September 30, 2010 vs September 30, 2009, as it was in the process of changing operational philosophies. The net loss was $6,448,324 and $904,675 for the three months ended September 30, 2010 vs September 30, 2009, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $904,675 in the three months ended September 30, 2009 to $6,360,056 in the three months ended September 30, 2010. Whenever possible, the previous management has utilized common stock or notes payable of the Company to fund such expenditures in order to minimize the cash required.  Operating expenses primarily consist of Officer’s Salaries and Investor Relations Expenses that are paid to the current and immediate past officers and investment relations firms for performing various tasks. Investor Relations Expenses increased from $9,531 in the three months ended September 30, 2009 to $1,787,005 in the three months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 and June 30, 2010, we had $43 and $622 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the three months ended  and September 30, 2009, cash provided by (used in) operations was $(1,800,579) and $703, respectively, primarily for the payment of current officer’s salaries and investor relations expenses. Whenever possible, the previous management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities was $0 during the three month periods ending September 30, 2010 and September 30, 2009.

Net cash provided by financial activities for the three month period ending September 30, 2010 was $1,800,000 compared with net cash provided in financing activities of $0 for the three months ended September 30, 2009.

13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director and Chief Executive Officer, Francis Zubrowski, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1.A Risk Factors

There have been no material changes from the risk factors disclosed in All State Properties Holdings, Inc. Form 10-K for the year ended June 30, 2010.

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

14

ITEM 6. Exhibits

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2010.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2010.

All State Properties Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.

Date: November 3, 2010	By:	/s/ Francis Zubrowski
Francis Zubrowski
CEO

15