Form 10-Q
period 2010-12-31
All State Properties Holdings, Inc.
filed 2011-02-14
CIK 745543

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

All State Properties Holdings, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	000-12895	59-2300204
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2333 Alexandria Drive, Lexington, KY  40504

(Address of Principal Executive Office) (Zip Code)

(229) 296-1323
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:   3,928,710,614
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

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 453,330 , as of January 31, 2011, based on the last sale price of $ 0.0002  for each share of common stock on such date.  As of January 31, 2011, there were 4,887,671,298 shares outstanding.

All State Properties Holdings, Inc.

FORM 10-Q QUARTERLY REPORT

December 31, 2010

INDEX

		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements	1 -11
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	13
ITEM	4.	Controls and Procedures	13
		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	13
ITEM	1.A	Risk Factors	13
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
ITEM	3.	Defaults upon Senior Securities	13
ITEM	4.	Submission of Matters to Vote of Security Holders	13
ITEM	5.	Other Information	13
ITEM	6.	Exhibits	14
		Signatures	15
Exhibit 31.1
32.1

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Financial Statements

For the Three and Six Months Ended
December 31, and June 30, 2010
and
From Re-entry into Development Stage (July 1, 2007)
to December 31, 2010

Kyan William Kraus
Certified Public Accountant
641 South Water Street
Kent, Ohio 44240

KYAN WILLIAM KRAUS
Certified Public Accountant
641 South Water Street
Kent, Ohio 44240
(330) 688-6372

INDEPENDENT ACCOUNTANT'S COMPILATION REPORT

All State Properties Holdings, Inc.
(a Development Stage Enterprise)

I have compiled the accompanying Balance Sheets of All State Properties Holdings, Inc. (a Development Stage Enterprise) as of December 31, and June 30, 2010 and the related Statements of Operations, Shareholders' Deficit, and Cash Flows for the three and six months then ended and from re-entering the development stage (July 1, 2007) to December 31, 2010 in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern. As discussed in Note 2 to the financial statements, the company's has incurred significant losses and is dependent on obtaining adequate capital to fund these operating losses. This condition raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying statements and accordingly, do not express an opinion or any other form of assurance on them.

Kyan W. Kraus, CPA

February 11, 2011

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to September 30, 2010

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)		-		4,719,070	472	(472)		-
Common Stock shares retired					(129,950)	(13)	13		-
Founder's shares issued					5,021,000	502	(502)		-
Common Stock issued for related party note					800,000	80	26,497		26,577
Net Loss	-	-	-	-	-	-	-	(23,725)	(23,725)
Balance at June 30, 2008	-	$ -	-	$ -	10,410,120	$ 1,041	$ 25,536	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	10,410,120	$ 1,041	$ 60,908	$ (70,677)	$ (8,728)
Founder's shares issued					102,490,014	10,249	(10,249)		-
Share based compensation					8,200,000	820	815,341		816,161
Shares issued for services					2,317,359	234	252,387		252,621
Shares issued for promissory note payable					12,250,000	1,224	978,775		979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	135,667,493	$ 13,568	$ 2,097,162	$ (2,695,916)	$ (585,186)
Founder's shares issued					2,476,243,431	247,625	(247,625)		-
Share based compensation					116,799,690	11,680	4,426,708		4,438,388
Shares issued to retire obligations					1,100,000,000	110,000	2,800,000		2,910,000
Shares issued for promissory note payable					100,000,000	10,000	150,000		160,000
					3,928,710,614	392,873	9,226,245	(2,695,916)	6,923,202
Restated for increase in authorized shares to 7,000,000,000					1,571,484,246	157,148	(157,148)		-
									-
Net Loss								(7,513,422)	(7,513,422)
Balance at December 31, 2010	-	$ -	-	$ -	5,500,194,860	$ 550,021	$ 9,069,097	$ (10,209,338)	$ 6,332,982

The accompanying notes are an integral part of these financial statements.

F-4

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the six months ended December 31, 2010 and 2009
and from Re-entering Development Stage (July 1, 2007) to December 31, 2010

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009	From Re-entering Development Stage (July 1, 2007) to December 31, 2010
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (7,513,422)	$ (1,254,559)	$ (10,209,338)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	4,438,388	1,026,757	5,507,169
Loss on settlement of debt	-	-	967,750
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase (decrease) in accounts payable	25,174	53,538	68,877
Increase in accrued liabilities	30,393	170,800	499,744
Borrowings on related party payable	26,000	-	146,289
Repayments on related party payable	(76,110)	4,639	(77,580)
Net cash provided from (used by) operating activities	(3,070,577)	1,175	(3,098,089)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities			
Issuance of shares to retire obligations	3,070,000	-	3,070,000
	3,070,000	-	3,070,000
Net increase (decrease) in cash and cash equivalents	(577)	1,175	(28,089)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 45	$ 1,175	$ 45
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ -	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued to retire obligations	3,070,000	-	3,096,577
Conversion of accounts payable to promissory note	-	-	12,250
Conversion of accrued salaries to note payable	-	12,250	427,000
Shares of Common Stock issued for promissory note	-	12,250	980,000

The accompanying notes are an integral part of these financial statements.

F-5

1.

Organization, Description of Business, and Basis of Accounting

Business Organization

On April 24, 2008, All State Properties Holdings, Inc.  (the Company or All State) was incorporated in Nevada. Previously, the Company was operated as a partnership and the details of that change were shown in prior Form 10-Q’s.

As of December 1, 2010 the Company began negotiations with targets for the purpose of acquiring the needed interest and performing Business Development activities.  The Securities Exchange Commission (SEC) forms are being prepared to fully enter that field and to act as a Business Development Company (BDC).  The Company anticipates filing all required SEC forms very soon after this report’s filing to become a fully functional business development company and hereby certifying that it is a closed-end investment company (like a mutual fund) organized and operated for the purpose of making investments in securities described in section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to targeted and acquired American companies with respect to issuers of such securities to the extent required by the act.

The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition, All State will assist these portfolio companies with raising capital and also offers them substantial managerial assistance needed to succeed.

On January 31, 2011, the Company increased its authorized capital stock from 5,000,000,000 to 7,000,000,000 shares.  To the date of these financial statements an additional 2,513,736,834 shares of the Company’s common stock have been issued or are issuable.

The Company’s fiscal year end is June 30th. The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its’ activities to raising capital. The Company is currently in the development stage, has limited assets, and is in the process of acquiring assets and changing business philosophies and, consequently, has no revenues. In accordance with the FASB ASC 915, it is considered a Development Stage Company.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2010 and June 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of December 31, 2010, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code

1.

Organization, Description of Business, and Basis of Accounting (Cont.)

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

As of December 31, 2010 and June 30, 2010, the Company has no issued and outstanding warrants or options.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31
	2010	2009
Income tax expense at statutory rate	$(2,930,235)	$(489,278)
Valuation allowance	2,930,235	489,278
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of :

	December 31,	December 31
	2010	2009
Net Operating loss carryover	$(3,981,642)	$(516,877)
Valuation allowance	3,981,642	516,877
Net deferred tax asset	$-	$-

The Company has a net operating loss carryover of $10,209,338 as of December 31, 2010 which expires in 2030. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year’s loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At December 31, 2010 and June 30, 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

3.

Income Taxes (Cont.)

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company has no other uncertain tax positions at December 31, 2010 or June 30, 2010.

4.

Financing Transactions

The Company has executed some financing transactions during the reporting quarter.  These transactions are reported in the financial statements, and are classified as extraordinary items (i.e. not in the normal course of business).

On October 18, 2010, the Company entered into a retirement of certain obligations totaling Eighty Thousand Dollars ($80,000) in exchange for Two Hundred Million (200,000,000) shares of the Company’s common  stock valued at the market price of $0.0014 on the date of the Contractual Arrangement with a value of $280,000.

On October 20, 2010, the Company entered into a retirement of certain obligations totaling Fifty Five Thousand, One Hundred Thirty Nine Dollars ($55,139) in exchange for One  Hundred Million (100,000,000) shares of the Company’s common  stock valued at the market price of $0.0016 on the date of the Contractual Arrangement with a value of $160,000.

On November 8, 2010, the Company entered into a retirement of certain obligations totaling Forty Thousand Dollars ($40,000) in exchange for Three  Hundred Million (300,000,000) shares of the Company’s common  stock valued at the market price of $0.0013 on the date of the Contractual Arrangement with a value of $390,000.

On November 29, 2010, the Company entered into a retirement of certain obligations totaling Thirty Six Thousand Dollars ($36,000) in exchange for Four  Hundred Million (400,000,000) shares of the Company stock valued at the market price of $0.0011 on the date of the Contractual Arrangement with a value of $440,000.

5.

Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31 and June 30, 2010.

On October 18, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for obligations retired. These shares were valued at the market and amounted to $280,000.

On October 20, 2010, the company issued 100,000,000 shares of its common stock to a former officer as satisfaction of an outstanding liability.  The shares issued in this transaction were valued at market and amounted to $160,000.

On November 8, 2010, the company issued 300,000,000 registered and free-trading shares of its’ common stock to Epic Worldwide, Inc. in exchange for obligations retired. These shares were valued at market and amounted to $390,000.

On November 29, 2010, the company issued 400,000,000 restricted shares of its’ common stock to JLP & R Corp. in exchange for obligations retired. These shares were valued at market and amounted to $440,000.

At December 31, 2010 and June 30, 2010, the company had 3,928,710,614 and 135,667,493 common shares issued and outstanding, respectively.

On January 4, 2011, the company issued 558,960,684 shares of its’ common stock pursuant to the anti-dilutive provisions. These shares were valued at market and amounted to $167,688.

On January 19, 2011, the company issued 400,000,000 shares of its’ common stock to JLP & R Corp. in exchange for $24,000 in obligations retired. These shares were valued at market and amounted to $80,000.

On January 31, 2011, the Company increased the authorized Common Stock from 5,000,000,000 to 7,000,000,000 shares. These shares had an authorized par value of $0.0001.  The effect of this change is reflected in these financial statements.

The Company has no other classes of shares authorized for issuance. At December 31, and June 30, 2010, there were no outstanding stock options or warrants.

6.

Related Party Transactions

During the year ended, June 30, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $59,938.

During the six month period ended, December 31, 2010, funds were advanced for working capital needs in the amount of $26,000 and $76,110 was repaid during the same time period. These amounts are non-interest bearing loans which are unsecured and have no stated terms for repayment.

7.

Notes Payable - Officers

At December 31, 2010, the Company transferred the accrued officer’s salaries for the quarter ended to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand. The balance of these notes at December 31, 2010 and June 30, 2010 were $408,955 and $427,000, respectively.

8.

Sale of Ownership interest

On September 20, 2010, a majority interest of the Company was acquired by EnergyOne Technologies, Inc., ownership of EnergyOne Technologies, Inc., was subsequently transferred to Mr. Francis Zubrowski in a pass-through transaction.  No profit occurred in the pass-through transaction.

9.

Termination of purchase of Goldleaf Gold interests

On August 6, 2010, the Company acquired the mineral interests belonging to Goldleaf Exploration, LLC.  The formal termination of this agreement occurred in the Company’s second quarter ended, December 31, 2010 and is reflected in these financial statements. The Company believes the termination of this activity is consistent with its’ change in direction.

10.

Subsequent Events

Included as events occurring subsequent to December 31, 2010 through the date of this filing are the following:

On January 4, 2011, the company issued 558,960,684 shares of its’ common stock pursuant to the anti-dilutive provisions. These shares were valued at market and amounted to $167,688.

On January 19, 2011, the Company entered into the retirement of certain obligations with JLP & R Corp. totaling $24,000 in exchange for 400,000,000 restricted shares of the Company’s common stock valued at the market price of $0.0002 on the date of the contractual arrangement having a value of $80,000.

On January 31, 2011, the Company increased its authorized Common Stock from 5,000,000,000 shares to 7,000,000,000 shares.  To the date of these financial statements an additional 2,513,736,834 shares of the Company’s common stock have been issued or are issuable. These financial statements have been adjusted to reflect these changes.

On January 31, 2011, 1,554,776,150 shares of the Company’s common stock were obligated to be issued in accordance with the anti-dilutive provisions. These shares have not been issued as of the date of these financial statements.

All State Properties Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

The Company had no operations for the six months ended December 31, 2010. Instead, it has been preparing to enter the Business Development Company field.  The net loss was $7,513,422 and $1,254,559 for the six months ended December 31, 2010 and 2009, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $1,254,450 in the six months ended December 31, 2009 to $4,654,169 in the six months ended December 31, 2010. Operating expenses primarily consist of Officer’s Salaries and Professional fees that are paid to the current officers, accountants and attorneys throughout the year for performing various tasks, and office expenses. Officers’ Salaries increased from $1,115,890 in the six months ended December 31, 2009 to $4,606,343 in the six months ended December 31, 2010.  Professional fees decreased from $100,667 in the six months ended December 31, 2009 to $19,500 in the six months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 and 2010, we had $45 and $1,175 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the change in our operations. During the six months ended December 31, 2009 and December 31, 2010, cash provided by/used in operations was $1,175 and $3,070,577, respectively, primarily for the payment of current officer’s salaries and legal and accounting expenses. There was a significant item during the six months ended December 31, 2010, in that the Company’s common stock was issued in exchange for retirement of certain significant obligations.  This one item saved the Company much-needed cash, but had a tremendous detrimental impact on the financial statements.  Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company intends to actively seek alternative sources of funding to continue as a going concern.

Net cash provided by financing activities was $3,070,000 during the six month periods ending December 31, 2010 and this gave rise to a significant savings of cash for the Company vs. $0 during the same period ended December 31, 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director, Francis Zubrowski is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management, including the director(s), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the general partner concluded that these disclosure controls and procedures were not effective. The Company did not have sufficient segregation of duties due to the limited resources available. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1.A Risk Factors

There have been no material changes, other than disclosed in the financial statements for the retirement of debt obligations, from the risk factors disclosed in All-State Properties Holdings, Inc. Form 10K for the year ended June 30, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3. Defaults upon Senior Securities

There were no defaults upon senior Securities during the quarter covered by this report.

ITEM 4. Submission of Matters to Vote of Security Holders

No matters were submitted during the quarter covered by this report to a vote of stockholders.

ITEM 5. Other Information

None.

12

ITEM 6. Exhibits

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2010.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended December 31, 2010.

13

All State Properties Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.
Date: February 14, 2011	By:	/s/ Francis Zubrowski
Francis Zubrowski CEO

14