Form 10-Q
period 2011-03-31
All State Properties Holdings, Inc.
filed 2011-05-23
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
or
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

(229) 296-1323
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:   280,648,909
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

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 4,425,489, as of May 20, 2011, based on the last sale price of $ 0.04 for each share of common stock on such date.  As of May 20, 2011, there were 280,648,909 shares outstanding.

All State Properties Holdings, Inc.
FORM 10-Q QUARTERLY REPORT
March 31, 2011

INDEX		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements (Unaudited)	F-2 – F-10
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM	3.	Quantitative and Qualitative Disclosures About Market Risk	12
ITEM	4.	Controls and Procedures	12
		PART II. – OTHER INFORMATION
ITEM	1.	Legal Proceedings	12
ITEM	1.A	Risk Factors	12
ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM	3.	Defaults upon Senior Securities	12
ITEM	4.	(Removed and Reserved)	12
ITEM	5.	Other Information	12
ITEM	6.	Exhibits	13
		Signatures	14
Exhibit 31.1
32.1

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Operations
For the three and nine months ended March 31, 2011 and 2009
and from Re-entering Development Stage (July 1, 2007) to March 31, 2011
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Re-entering Development Stage (July 1, 2007) to March 31, 2011
Revenues	$ -	$ -	$ -	$ -	$ -
Operating expenses					
Officers' Salaries	79,724	128,100	4,686,067	1,243,990	5,229,280
Professional Fees	49,960	22,100	69,460	122,767	1,072,405
Office Expense	194	122	891	348	3,672
Investor Relations Expenses	229,210	658	242,342	51,419	332,615
Other General & Administrative Expenses	50,848	18,577	94,334,539	20,483	94,400,963
Total operating expenses	409,936	169,557	99,333,299	1,439,007	101,038,935
Income (loss) from operations	(409,936)	(169,557)	(99,333,299)	(1,439,007)	(101,038,935)
Other income (expense)					
Loss on settlement of debt	(3,451,944)	-	(6,108,861)	-	(7,076,611)
Interest income	-	-	-	-	251
Interest Expense	(10,943)	(9,118)	(41,335)	(9,227)	(64,416)
Total other income (expense)	(3,462,887)	(9,118)	(6,150,196)	(9,227)	(7,140,776)
Net income (loss)	$ (3,872,823)	$ (178,675)	$ (105,483,495)	$ (1,448,234)	$ (108,179,711)
Basic and fully diluted loss per common share:					
Earnings (loss) per common share	$ (0.34)	$ (0.94)	$ (14.71)	$ (7.64)	
Basic and fully diluted weighted average common shares outstanding	11,404,459	189,522	7,171,355	189,522	
(After 1 for 500 Reverse Stock Split occurring April 5, 2011)					

The accompanying notes are an integral part of these unaudited financial statements.

F-3

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to March 31, 2011
(Unaudited)

	Partnership		Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Units	Amount	Shares	Amount	Shares	Amount			
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)		-		9,438	1	(1)		(0)
Common Stock shares retired					(260)	-	-		-
Founder's shares issued					10,042	1	(1)		0
Common Stock issued for related party note					1,600	-	26,577		26,577
Net Loss	-	-	-	-	-	-	-	(52,706)	(52,706)
Balance at June 30, 2008	-	$ -	-	$ -	20,820	$ 2	$ 26,575	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	20,820	$ 2	$ 61,947	$ (70,677)	$ (8,728)
Founder's shares issued	-	-	-	-	204,980	21	(21)	-	-
Share based compensation	-	-	-	-	16,400	2	816,159	-	816,161
Shares issued for services	-	-	-	-	4,635	-	252,621	-	252,621
Shares issued for promissory note payable	-	-	-	-	24,500	2	979,997	-	979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	271,335	$ 27	$ 2,110,703	$ (2,695,916)	$ (585,186)
Shares issued for promissory note payable	-	-	-	-	3,600,000	360	6,389,640	-	6,390,000
Shares issued for anti-dilutive clause	-	-	-	-	9,413,560	941	99,013,341	-	99,014,282
Net Loss	-	-	-	-	-	-	-	(105,483,495)	(105,483,495)
Balance at March 31, 2011	-	$ -	-	$ -	13,284,895	1,328	107,513,684	(108,179,411)	(664,399)

The accompanying notes are an integral part of these unaudited financial statements.

F-4

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended March 31, 2011 and 2010
and from Re-entering Development Stage (July 1, 2007) to March 31, 2011
(Unaudited)

	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	From Re-entering Development Stage (July 1, 2007) to March 31, 2011
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (105,483,495)	$ (1,448,234)	$ (108,179,711)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	-	1,026,757	1,068,781
Stock issued for anti-dilutive clause	99,014,282	-	99,014,282
Loss on settlement of debt	6,108,861	-	7,076,611
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase (decrease) in accounts payable	24,113	49,796	67,816
Increase in accrued liabilities	289,869	325,595	759,220
Repayments on related party payable	35,031	46,249	154,150
Net cash provided from (used by) operating activities	(12,339)	163	(39,851)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities			
Borrowings on debt	12,000	-	12,000
	12,000	-	12,000
Net increase (decrease) in cash and cash equivalents	(339)	163	(27,851)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 283	$ 163	$ 283
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ 9,227	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued to retire obligations	-	-	3,096,577
Conversion of accounts payable to promissory note	-	12,250	12,250
Conversion of accrued salaries to note payable	-	298,900	427,000
Shares of Common Stock issued for promissory note	-	12,250	980,000
Conversion of related party debt	281,139	-	281,139

The accompanying notes are an integral part of these unaudited financial statements.

F-5

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

1. Organization, Description of Business, and Basis of Accounting

Business Organization

On April 24, 2008, All State Properties Holdings, Inc.  (the Company or All State) was incorporated in Nevada. Previously, the Company was operated as a partnership and the details of that change was shown in prior Form 10-Q’s.

As of December 1, 2010 the Company began negotiations with targets for the purpose of acquiring the needed interest and performing Business Development activities.  The previous Form 10-Q indicated that the Securities and Exchange Commission forms were being prepared.  Upon consideration of this action, management of the Company determined that it was not in the best interest of the Company for it to be treated as a formal  Business Development Company, subject to the closed-end investment rules of the Investment Company Act of 1940.  The Company is negotiating with differing acquisition targets and management believes that terms favorable to the Company for acquisition have been reached, but not yet finalized.

The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition, All State will assist these portfolio companies with raising capital and also offers them substantial managerial assistance needed to succeed.

On January 31, 2011, the Company increased its authorized capital stock from 5,000,000,000 to 7,000,000,000 shares.  On April 5, 2011, the Company issued a 1 for 500 share reverse stock split.  These statements reflect the effects of this reverse split.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2011 and June 30, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes (Cont.)

As of March 31, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2011 and June 30, 2010, the Company has no issued and outstanding warrants or options.

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

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

3. Financing Transactions

On January 4, 2011, pursuant to the Company’s agreement with Geldbach for the retirement of his note the Company issued 731,820 shares of its’ common  stock valued at the market price of $109,773 on the date of the transaction. There was $109,773 of loss on this transaction in accordance with the terms of the agreement.

On February 17, 2011, pursuant to the Company’s agreement with Geldbach for the retirement of his note, the Company issued 424,066 shares of its’ common  stock valued at the market price of $42,407 on the date of the transaction. There was $42,407 of loss on this transaction in accordance with the terms of the agreement.

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31 and June 30, 2010.

On October 18, 2010, the company issued common stock in the amount of 400,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for obligations retired. These shares were valued at the market and amounted to $280,000.

On October 20, 2010, the company issued 200,000 shares of its common stock to a former officer as satisfaction of an outstanding liability.  The shares issued in this transaction were valued at market and amounted to $160,000.

On November 8, 2010, the company issued 600,000 registered and free-trading shares of its’ common stock to Epic Worldwide, Inc. in exchange for obligations retired. These shares were valued at market and amounted to $390,000.

On November 29, 2010, the company issued 800,000 restricted shares of its’ common stock to JLP & R Corp. in exchange for obligations retired. These shares were valued at market and amounted to $440,000.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

4. Capital Stock  (Cont.)

On January 4, 2011, the Company issued 386,102 shares of its’ common stock pursuant to the anti-dilutive provisions.  These shares were valued at market and amounted to $57,915.

On January 19, 2011, the company issued 800,000 shares of its’ common stock to JLP & R Corp. in exchange for $24,000 in obligations retired. These shares were valued at market and amounted to $80,000.

On February 3, 2011, the company issued 400,000 shares of its’ common stock to JLP & R Corp. in exchange for $12,000 in obligations retired. These shares were valued at market and amounted to $40,000.

On February 11, 2011, the company issued 2,215,163 shares of common stock to the founders pursuant to anti-dilutive provisions. These shares were valued at market and amounted to $221,516.

On February 17, 2011, the Company issued 470,324 shares of its’ common stock pursuant to the anti-dilutive provisions.  These shares were valued at market and amounted to $47,032.

At March 31, 2011 and June 30, 2010, the company had 13,284,895 and 271,335 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

The Company has no other classes of shares authorized for issuance. At March 31, 2011, and June 30, 2010, there were no outstanding stock options or warrants.

5.    Related Party Transactions

During the year ended, June 30, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $59,938.

During the nine month period ended, March 31, 2011, funds were advanced for working capital needs in the amount of $35,031. These amounts are non-interest bearing loans which are unsecured and have no stated terms for repayment.

6.   Notes Payable

On January 19, 2011, the company issued 800,000 shares of its’ common stock to JLP & R Corp. in exchange for $24,000 in obligations retired. These shares were valued at market and amounted to $80,000.

 On February 3, 2011, the company issued 400,000 shares of its’ common stock to JLP & R Corp. in exchange for $12,000 in obligations retired. These shares were valued at market and amounted to $40,000.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

6.   Notes Payable (Cont.)

On March 3, 2011, the Company issued a promissory note payable to Frank Ikerd in the amount of $12,000, bearing interest at 10% and was due in 60 days.

At March 31, 2011, the Company transferred the accrued officer’s salaries for the quarter ended to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand. The balance of these notes at March 31, 2011 and June 30, 2010 were $417,555 and $427,000, respectively.

7. Sale of Ownership interest

On September 20, 2010, a majority interest of the Company was acquired by EnergyOne Technologies, Inc. The ownership of the Company by EnergyOne Technologies, Inc., was subsequently transferred to Mr. Francis Zubrowski in a pass-through transaction. Due to health concerns, Mr. Zubrowski, then transferred his interest back to EnergyOne Technologies, Inc. in a non-profit pass-through transaction.

8. Subsequent Events

Included as events occurring subsequent to March 31, 2011 through the date of this filing are the following:

On April 5, 2011, the Company issued at 1 for 500 share reverse stock split.  These financial statements reflect the results of that split.

On April 22, 2011, the Company issued 192,864,014 shares of common stock to the founders pursuant to the anti-dilutive provisions. These shares were valued at market and amounted to $2,601,018.

On April 22, 2011, the company issued 53,000,000 shares of its’ common stock in exchange for the cancellation of debt having a value of $53,000. These shares were valued at market and amounted to $2,650,000.

On April 22, 2011, the Company issued 21,500,000 restricted shares to its’ Chief Executive officer.

There were no additional significant subsequent events through the date these financial statements were issued.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE AND NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 2010

The Company had no operations for the three and nine months ended March 31, 2011. Instead, it has been preparing to enter the acquisition phase wherein it will purchase/acquire active businesses and cultivate the businesses with the goal to spin them out as active entities.  The net loss was $105,483,495 and $1,448,234 for the nine months ended March 31, 2011 and 2010, and $3,872,823 and $178,675 for the three months ended March 31, 2011 and 2010 respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $178,675 in the three months ended March 31, 2010 to $409,936 in the three months ended March 31, 2011 and $1,439,007 in the nine months ended March 31, 2010 to $99,161,355 in the nine months ended March 31, 2011. Operating expenses primarily consist of Officer’s Salaries and Professional fees that are paid to the current officers, accountants and attorneys throughout the year for performing various tasks and Investor Relations Expenses. Officers’ Salaries decreased from $128,100 for the three months ended March 31, 2010 to $79,724, but for the year increased from $1,243,990 in the nine months ended March 31, 2010 to $4,686,067 in the nine months ended March 31, 2011.  Professional fees increased for the three months ended March 31, 2010 from $22,100 to $49,960 for the three months ended March 31, 2011 and decreased from $122,767 in the nine months ended March 31, 2010 to $69,460 in the nine months ended March 31, 2011. Investor Relations Expenses increased from $658 for the three months ended March 31, 2010 to $229,210 for the three months ended March 31, 2011 and increased from $51,419 in the nine months ended March 31, 2010 to $242,342 for the nine months ended March 31, 2011.  Other General and Administrative expenses increased from $18,577 for the three months ended March 31, 2010 to $50,848 for the three months ended March 31, 2011 and increased from $20,483for the nine months ended March 31, 2010 to $94,162,595 for the nine months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 and March 31, 2011, we had $622 and $1,283 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the change in our operations. During the nine months ended March 31, 2010 and March 31, 2011, cash provided by/(used in) operations was $163 and $(12,339), respectively, primarily for the payment of current officer’s salaries, legal and accounting and investor relations expenses. There was a significant item during the nine months ended March 31, 2011, in that the Company’s common stock was issued in exchange for other general and administrative expenses.  This series of items saved the Company much-needed cash, but had a tremendous detrimental impact on the financial statements.  Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company intends to actively seek alternative sources of funding to continue as a going concern.

Net cash used by financing activities was $6,402,552 during the nine month periods ending March 31, 2011 and this gave rise to a significant savings of cash for the Company vs. net cash provided of $163 during the same period ended March 31, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4. Controls and Procedures

The Company's Director, R. Lucas Hamilton is responsible for establishing and maintaining disclosure controls and procedures for the Company.

An evaluation was performed under the supervision and with the participation of our management, including the director(s), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were not effective. The Company did not have sufficient segregation of duties due to the limited resources available. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1.A Risk Factors

There have been no material changes, other than disclosed in the financial statements for the retirement of debt obligations, from the risk factors disclosed in All-State Properties Holdings, Inc. Form 10-K for the year ended June 30, 2010.

TEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter covered by this report.

ITEM 3. Defaults upon Senior Securities

There were no defaults upon senior Securities during the quarter covered by this report

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2011.

32.1

Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-Q for the quarter ended March 31, 2011.

All State Properties Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All State Properties Holdings, Inc.
Date: May 23, 2011	By:	/s/ R. Lucas Hamilton
R. Lucas Hamilton CEO