Form 10-Q/A
period 2010-09-30
All State Properties Holdings, Inc.
filed 2011-08-03
CIK 745543

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

3,617,794,954
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

EXPLANATORY NOTE

Explanation of Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2010.

This Amendment No.1 on Form 10-Q/A amends All State Properties Holdings, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2010, as initially filed with the Securities and Exchange Commission on November 3, 2010 and solely amends the financial information to show a valuation issue on stock issued pursuant to anti-dilution provisions of existing contracts as they appeared on the original Form 10-Q on the US SEC website.

The effect of these common stock issuances are reflected in new financial statements and are the only changes being made to the Form 10-Q, and the information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q.

All State Properties Holdings, Inc.
FORM 10-Q/A AMENDMENT TO QUARTERLY REPORT
September 30, 2010

INDEX		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements (Unaudited)	F-2 – F-13
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM	4.	Controls and Procedures	15
		PART II. – OTHER INFORMATION
ITEM	6.	Exhibits	15
		Signatures	15
Exhibit 31.1
32.1

All State Properties Holdings, Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to September 30, 2010
(Unaudited & restated)

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)	-	-	-	4,719,070	472	(472)	-	-
Common Stock shares retired	-	-	-	-	(129,950)	(13)	13	-	-
Founder's shares issued	-	-	-	-	5,021,000	502	(502)	-	-
Common Stock issued for related party note	-	-	-	-	800,000	80	26,497	-	26,577
Net Loss	-	-	-	-	-	-	-	(52,706)	(52,706)
Balance at June 30, 2008	-	$ -	-	$ -	10,410,120	$ 1,041	$ 25,536	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	10,410,120	$ 1,041	$ 60,908	$ (70,677)	$ (8,728)
Founder's shares issued	-	-	-	-	102,490,014	10,249	(10,249)	-	-
Share based compensation	-	-	-	-	8,200,000	820	815,341	-	816,161
Shares issued for services	-	-	-	-	2,317,359	234	252,387	-	252,621
Shares issued for promissory note payable	-	-	-	-	12,250,000	1,224	978,775	-	979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	135,667,493	$ 13,568	$ 2,097,162	$ (2,695,916)	$ (585,186)
Shares issued for anti-dilutive clause	-	-	-	-	2,593,043,121	259,304	98,276,334	-	98,535,638
Shares issued to former officer for promissory note payable	-	-	-	-	200,000,000	20,000	4,980,000	-	5,000,000
									-
Net Loss	-	-	-	-	-	-	-	(103,668,651)	(103,668,651)
Balance at September 30, 2010	-	$ -	-	$ -	2,922,710,614	$ 292,872	$ 105,353,496	$ (106,364,567)	$ (718,199)

The accompanying notes are an integral part of these unaudited financial statements.

F-4

All State Properties Holdings, Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the three months ended September 30, 2010 and 2009
and from Re-entering Development Stage (July 1, 2007) to September 30, 2010
(Unaudited)

	For the three months ended September 30, 2010 RESTATED	For the three months ended September 30, 2009	From Re-entering Development Stage (July 1, 2007) to September 30, 2010 RESTATED
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (103,668,651)	$ (904,675)	$ (106,364,567)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	-	852,250	1,068,781
Stock issued for anti-dilutive clause	98,535,638	-	98,535,638
Loss on settlement of debt	4,970,000	-	5,937,750
(Increase) in prepaid expenses	(5,000)	-	(5,000)
Increase (decrease) in accounts payable	8,409	9,289	52,112
Increase in accrued liabilities	136,950	42,700	606,301
Borrowings on related party payable	26,075	1,139	146,364
Repayments on related party payable	(4,000)	-	(5,470)
Net cash provided from (used by) operating activities	(579)	703	(28,091)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities	-	-	-
Net increase (decrease) in cash and cash equivalents	(579)	703	(28,091)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 43	$ 703	$ 43
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ -	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued for note payable	30,000	-	56,577
Conversion of accounts payable to promissory note	-	-	12,250
Conversion of accrued salaries to note payable	-	-	427,000
Shares of Common Stock issued for promissory note	-	-	980,000

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

3. Restatement

The Company is restating its’ financial statements for the quarters ended September 30, 2010. These restatements and resulting revisions relate to the accounting treatment for stock issued pursuant to its contractual obligation.

Below is a summary of the effects of the restatement of the Company’s Balance Sheet as of September 30, 2010 , and as well as the effects on the Statements of Operations.  The effects of this restatement for the quarter ended September 30, 2010 , decreased Officers’ Salaries $4,438,388, decrease Investor relations expense by $1,776,249, increase Other General & Administrative Expenses by $98,535,638, record a loss on settlement of debt on the amount of $4,970,000 and decrease interest expense in the amount of $70,674. Finally, Additional Paid In Capital increased by $97,291,026.

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

On August 16, 2010, the company issued 2,476,243,431 common shares as part of its’ contractual obligation, requiring the Company to issue anti-dilutive stock when additional shares are issued. The shares issued in this transaction were valued at market and amounted ,to $94,097,250.

On August 16, 2010, the Company issued 116,799,690 shares to its’ key officers as share based compensation.  The shares issued in this transaction were valued at market and amounted to $4,438,388.

On August 26, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $30,000 in obligations outstanding. This resulted in a loss to the Company of $4,970,000. These shares were valued at the market and amounted to $5,000,000.

At September 30, 2010 and June 30, 2010, the company had 2,928,710,614 and 135,667,493 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At September 30, 2010 and  June 30, 2010, there were no outstanding stock options or warrants.

5. Related Party Transactions

During the year ended June 30, 2010, funds were advanced to the Company by a former officer for working capital needs in the amount of $59,938.

During the three month period ended, September 30, 2010, funds were advanced for working capital needs in the amount of $22,075. These amounts are non-interest bearing loans which are unsecured and have no stated terms for repayment.

6. Notes Payable

On August 26, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $30,000 in obligations outstanding. This resulted in a loss to the Company of $4,970,000. These shares were valued at the market and amounted to $5,000,000.

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

9. Subsequent Events

Included as events occurring subsequent to September 30, 2010 through the date of this filing are the following:

The Company’s new management, in a belief that a reduction in the number of authorized shares would be in the best interest of the Company, began the process of reducing the number of authorized shares. This process was terminated when the new management decided to keep the shares the same.

On August 6, 2010, the Company acquired the mineral interests belonging to Goldleaf Exploration, LLC. However, there was a provision allowing for the obligations of the agreement to be terminated in the event of a major change in ownership of the Company.  The acquisition and subsequent transfer was such a transaction and management is in the process of formalizing the termination. This formal termination will be occur in the Company’s second quarter ended, December 31, 2010. These financial statements reflect the termination of this agreement.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company had minimal operations for the three months ended September 30, 2010 vs. September 30, 2009, as it was beginning the process of changing operational philosophies. The net loss was $103,668,651 and $904,675 for the three months ended September 30, 2010 vs. September 30, 2009, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $904,675 in the three months ended September 30, 2009 to $98,681,057 in the three months ended September 30, 2010. Whenever possible, the previous management utilized common stock or notes payable of the Company to fund such expenditures in order to minimize the cash required.  Operating expenses primarily consist of Officer’s Salaries, Investor Relations and Other General and Administrative Expenses that are paid to the current and immediate past officers, investment relations firms for performing various tasks, and current and immediate past officers for the retirement of debts. Officers’ Salaries decreased from $858,700 for the three months ended September 30, 2009 to $119,355 for the three months ended September 30, 2010. Investor Relations Expenses increased from $9,531 in the three months ended September 30, 2009 to $10,756 in the three months ended September 30, 2010; and Other General and Administrative Expenses increased from $48 in the three months ended September 30, 2009 to $98,536,738 in the three months ended September 30, 2010 and reflected an adjustment for valuation of anti-dilutive stock issue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 and June 30, 2010, we had $43 and $622 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the costs of our operations. During the three months ended September 30 2010 and September 30, 2009, cash provided by (used in) operations was $(579) and $703, respectively, primarily for the payment of current officer’s salaries, investor relations and other general and administrative expenses. Whenever possible, the previous management utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company will actively seek alternative sources of funding to continue as a going concern.

Net cash provided by investing activities was $0 during the three month periods ending September 30, 2010 and September 30, 2009.

Net cash provided by financial activities for the three month period ending September 30, 2010 was $0 compared with net cash provided in financing activities of $0 for the three months ended September 30, 2009.

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

All State Properties Holdings, Inc.

Date: July 26, 2011	By:	/s/ R. Lucas Hamilton
R. Lucas Hamilton
CEO