Form 10-Q/A
period 2010-12-31
All State Properties Holdings, Inc.
filed 2011-08-03
CIK 745543

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

3,928,710,619

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  ☐   NO ☒

The aggregate market value of the common stock held by non-affiliates of Registrant was $ 453,330, as of January 31, 2011, based on the last sale price of $ 0.0002 for each share of common stock on such date.  As of January 31, 2011, there were 4,887,671,298 shares outstanding.

EXPLANATORY NOTE

Explanation of the Amended Form 10-Q for the quarterly report ended December 31, 2010.

This Amendment No.1 on Form 10-Q/A amends All State Properties Holdings, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2010, as initially filed with the Securities and Exchange Commission on February 14, 2011, and solely amends the financial information to show a valuation issue on stock issued pursuant to anti-dilution provisions of existing contracts as they appeared on the original Form 10-Q on the US SEC website.

The effect of these common stock issuances are reflected in new financial statements and are the only changes being made to the Form 10-Q, and the information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q.

All State Properties Holdings, Inc.
FORM 10-Q/A QUARTERLY REPORT
December 31, 2010

INDEX		PART I. – FINANCIAL INFORMATION	PAGE
ITEM	1.	Financial Statements (Unaudited)	F-2 – F-13
ITEM	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM	4.	Controls and Procedures	15
		PART II. – OTHER INFORMATION
ITEM	6.	Exhibits	15
		Signatures	15
Exhibit
31.1
32.1

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to December 31, 2010
(Unaudited) & (Restated)

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)	-	-	-	4,719,070	472	(472)	-	-
Common Stock shares retired	-	-	-	-	(129,950)	(13)	13	-	-
Founder's shares issued	-	-	-	-	5,021,000	502	(502)	-	-
Common Stock issued for related party note	-	-	-	-	800,000	80	26,497	-	26,577
Net Loss	-	-	-	-	-	-	-	(52,706)	(52,706)
Balance at June 30, 2008	-	$ -	-	$ -	10,410,120	$ 1,041	$ 25,536	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	10,410,120	$ 1,041	$ 60,908	$ (70,677)	$ (8,728)
Founder's shares issued	-	-	-	-	102,490,014	10,249	(10,249)	-	-
Share based compensation	-	-	-	-	8,200,000	820	815,341	-	816,161
Shares issued for services	-	-	-	-	2,317,359	234	252,387	-	252,621
Shares issued for promissory note payable	-	-	-	-	12,250,000	1,224	978,775	-	979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	135,667,493	$ 13,568	$ 2,097,162	$ (2,695,916)	$ (585,186)
Shares issued for anti-dilutive clause	-	-	-	-	2,593,043,121	259,304	98,276,334	-	98,535,638
Shares issued for promissory note payable	-	-	-	-	1,200,000,000	120,000	6,150,000	-	6,270,000
Net Loss	-	-	-	-	-	-	-	(104,810,672)	(104,810,672)
Balance at December 31, 2010 - RESTATED	-	$ -	-	$ -	3,928,710,614	392,872	106,523,496	(107,506,588)	(590,220)

The accompanying notes are an integral part of these unaudited financial statements.

F-4

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the six months ended December 31, 2010 and 2009
and from Re-entering Development Stage (July 1, 2007) to December 31, 2010
(Unaudited)

	For the Six Months Ended December 31, 2010 RESTATED	For the Six Months Ended December 31, 2009	From Re-entering Development Stage (July 1, 2007) to December 31, 2010 RESTATED
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (104,810,672)	$ (1,254,559)	$ (107,506,588)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	-	1,026,757	1,068,781
Stock issued for anti-dilutive clause	98,535,638	-	98,535,638
Loss on settlement of debt	6,024,861	-	6,992,611
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase (decrease) in accounts payable	(7,510)	53,538	36,193
Increase in accrued liabilities	235,032	170,800	704,383
Repayments on related party payable	23,074	4,639	141,893
Net cash provided from (used by) operating activities	(577)	1,175	(28,089)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities	-	-	-
Net increase (decrease) in cash and cash equivalents	(577)	1,175	(28,089)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 45	$ 1,175	$ 45
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ -	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued to retire obligations	245,139	-	271,716
Conversion of accounts payable to promissory note	-	-	12,250
Conversion of accrued salaries to note payable	-	-	427,000
Shares of Common Stock issued for promissory note	-	-	980,000

The accompanying notes are an integral part of these unaudited financial statements.

F-5

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

1. Organization, Description of Business, and Basis of Accounting

Business Organization

On April 24, 2008, All State Properties Holdings, Inc.  (the Company or All State) was incorporated in Nevada. Previously, the Company was operated as a partnership and the details of that change was shown in prior Form 10-Q’s.

As of December 1, 2010 the Company began negotiations with targets for the purpose of acquiring the needed interest and performing Business Development activities.  The Securities Exchange Commission (SEC) forms are being prepared to fully enter that field and to act as a Business Development Company (BDC) fully.  The Company anticipates filing all required SEC forms very soon after this report’s filing to become a fully functional business development company and hereby certifying that it is a closed-end investment company (like a mutual fund) organized and operated for the purpose of making investments in securities described in section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to targeted and acquired American companies with respect to issuers of such securities to the extent required by the act.

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

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

3. Restatement

The Company is restating its’ financial statements for the quarter ended September 30, 2010. These restatements and resulting revisions relate to the accounting treatment for stock issued pursuant to its contractual obligation.

Below is a summary of the effects of the restatement of the Company’s Balance Sheet as of December 31, 2010, as well as, the effects on the Statements of Operations.  The effects of this restatement for the quarter ended December 31, 2010, decreased Officers’ Salaries $4,434,388, increased Other General & Administrative Expenses by $98,535,638, increased the Loss on settlement of Debt by $3,196,000 and increase Additional paid-in capital by $97,454,399.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

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

On August 16, 2010, the company issued 2,476,243,431 common shares as part of its’ contractual obligation, requiring the Company to issue anti-dilutive stock when additional shares are issued. The shares issued in this transaction were valued at market and amounted to $94,097,250.

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

On October 18, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $80,000 in obligations outstanding. This resulted in a loss to the Company of $200,000. These shares were valued at the market and amounted to $280,000.

On October 20, 2010, the company issued 100,000,000 shares of its common stock to a former officer as satisfaction of $55,139 in outstanding liabilities. This resulted in a loss to the Company of $104,861. The shares issued in this transaction were valued at market and amounted to $160,000.

On November 8, 2010, the company issued 300,000,000 registered and free-trading shares of its’ common stock to Epic Worldwide, Inc. in exchange for $40,000 in obligations outstanding.  This resulted in a loss to the Company of $350,000.  These shares were valued at market and amounted to $390,000.

On November 29, 2010, the company issued 400,000,000 restricted shares of its’ common stock to JLP & R Corp. in exchange for $40,000 in outstanding obligations. This resulted in a loss to the Company of $400,000.  These shares were valued at market and amounted to $440,000.

At December 31, 2010 and June 30, 2010, the company had 3,928,710,614 and 135,667,493 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At December 31, and June 30, 2010, there were no outstanding stock options or warrants.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

5. Related Party Transactions

During the year ended, June 30, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $59,938.

During the six month period ended, December 31, 2010, funds were advanced for working capital needs in the amount of $23,074. These amounts are non-interest bearing loans which are unsecured and have no stated terms for repayment.

6. Notes Payable

On August 26, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $30,000 in obligations outstanding. This resulted in a loss to the Company of $4,970,000. These shares were valued at the market and amounted to $5,000,000.

On October 18, 2010, the company issued common stock in the amount of 200,000,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $80,000 in obligations outstanding. This resulted in a loss to the Company of $200,000. These shares were valued at the market and amounted to $280,000.

On October 20, 2010, the company issued 100,000,000 shares of its common stock to a former officer as satisfaction of $55,139 in outstanding liabilities. This resulted in a loss to the Company of $104,861. The shares issued in this transaction were valued at market and amounted to $160,000.

On November 8, 2010, the company issued 300,000,000 registered and free-trading shares of its’ common stock to Epic Worldwide, Inc. in exchange for $40,000 in obligations outstanding.  This resulted in a loss to the Company of $350,000.  These shares were valued at market and amounted to $390,000.

On November 29, 2010, the company issued 400,000,000 restricted shares of its’ common stock to JLP & R Corp. in exchange for $40,000 in outstanding obligations. This resulted in a loss to the Company of $400,000.  These shares were valued at market and amounted to $440,000.

At December 31, 2010, the Company transferred the accrued officer’s salaries for the quarter ended to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand. The balance of these notes at December 31, 2010 and June 30, 2010 were $408,955 and $427,000, respectively.

7. Sale of Ownership interest

On September 20, 2010, a majority interest of the Company was acquired by Energy One Technologies, Inc., ownership of Energy One Technologies, Inc, was subsequently transferred to Mr. Francis Zubrowski in a pass-through transaction.  No profit occurred in the pass-through transaction.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and six months ended December 31, 2010

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

9. Subsequent Events

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

THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

The Company had no operations for the three and six months ended December 31, 2010. Instead, it has been preparing to enter a field similar to a Business Development Company.  The net loss was $1,142,021 and $349,775 for the three months ended December 31, 2010 and 2009 respectively and $104,810,672 and $1,254,559 for the six months ended December 31, 2010 and 2009, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased from $349,775 to $74,362 for the three months ended December 31, 2010 and 2009 respectively and increased from $1,254,450 in the six months ended December 31, 2009 to $98,755,419 for the six months ended December 31, 2010. This significant increase was due, primarily, to the results of valuation of anti-dilutive stock issued in the quarter ended September 30, 2010.  Operating expenses primarily consist of Officers’ Salaries, Professional fees and other general and administrative expenses that are paid to the current officers, accountants and attorneys throughout the year for performing various tasks, and office expenses. Officers’ Salaries decreased from $257,190 in the three months ended December 31, 2009 to $52,600 in the three months ended December 31, 2010 and decreased from $1,115,890 in the six months ended December 31, 2009 to $171,955 in the six months ended December 31, 2010.  Professional fees decreased from $64,417 in the three months ended December 31, 2009 to $18,000 in the three months ended December 31, 2010 and decreased from $100,667 in the six months ended December 31, 2009 to $19,500 in the six months ended December 31, 2010.  Additionally, there was a loss on the settlement of debt of $1,054,861 in the three months ended December 31, 2010 as compared with $0 for the three months ended December 31, 2009, and $6,024,861 in the six months ended December 31, 2010 as compared with $0 for the six months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 and June 30, 2010, we had $45 and $622 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the change in our operations. Cash provided or (used) by operations was $1,175 and $(577) for the six months ended December 31, 2009 and December 31, 2010, respectively, primarily for the payment of current officer’s salaries, legal and accounting expenses and other general and administrative expenses. There was another significant item during the six months ended December 31, 2010, in that the Company’s common stock was issued in exchange for retirement of certain significant obligations.  This item, saved the Company much-needed cash, but had a detrimental impact on the financial statements.  Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company intends to actively seek alternative sources of funding to continue as a going concern.

Net cash provided by financing activities was $0 during the six month periods ending December 31, 2010 vs. $0 during the same period ended December 31, 2009. While net cash provided by Investing Activities was $-0- for both periods ending December 31, 2010 and 2009, respectively.

14

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

15

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