Form 10-Q/A
period 2011-03-31
All State Properties Holdings, Inc.
filed 2011-08-03
CIK 745543

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

EXPLANATORY NOTE

Explanation of the Amended Form 10-Q for the quarterly report ended March 31, 2011.

This Amendment No.1 on Form 10-Q/A amends All State Properties Holdings, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2011, as initially filed with the Securities and Exchange Commission on May 23, 2011 and solely amends the descriptions of transactions contained in the notes to Financial Statements to reflect a change made to the financial information for previous quarters.

All State Properties Holdings, Inc.
FORM 10-Q/A QUARTERLY REPORT
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
(Unaudited)

	For the Three Months Ended March 31, 2011 RESTATED	For the Three Months Ended March 31, 2010	For the Nine Months Ended March 31, 2011 RESTATED	For the Nine Months Ended March 31, 2010	From Re-entering Development Stage (July 1, 2007) to March 31, 2011 RESTATED
Revenues	$ -	$ -	$ -	$ -	$ -
Operating expenses					
Officers' Salaries	44,600	128,100	216,555	1,243,990	790,892
Professional Fees	49,960	22,100	69,460	122,767	1,072,405
Office Expense	194	122	891	348	3,372
Investor Relations Expenses	18,979	658	32,111	51,419	332,615
Other General & Administrative Expenses	464,147	18,577	99,014,282	20,483	98,888,923
Total operating expenses	577,880	169,557	99,333,299	1,439,007	101,088,207
Income (loss) from operations	(577,880)	(169,557)	(99,333,299)	(1,439,007)	(101,088,207)
Other income (expense)					
Loss on settlement of debt	(84,000)	-	(6,108,861)	-	(7,248,555)
Interest income	-	-	-	-	251
Interest Expense	(10,943)	(9,118)	(41,335)	(9,227)	(64,416)
Total other income (expense)	(94,943)	(9,118)	(6,150,196)	(9,227)	(7,312,720)
Net income (loss)	$ (672,823)	$ (178,675)	$ (105,483,495)	$ (1,448,234)	$ (108,400,927)
Basic and fully diluted loss per common share:					
Earnings (loss) per common share	$ (0.06)	$ (0.94)	$ (14.71)	$ (7.64)	
Basic and fully diluted weighted average common shares outstanding	11,404,459	189,522	7,171,355	189,522	
(After 1 for 500 Reverse Stock Split occurring April 5, 2011)					

The accompanying notes are an integral part of these unaudited financial statements.

F-3

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit)
From Re-entering Development Stage (July 1, 2007) to March 31, 2011
(Unaudited & Restated)

	Partnership		Preferred Stock		Common Stock		Additional Paid In	Accumulated	
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2007	3,118,065	$ -	-	$ -	-	$ -	$ -	$ -	$ -
Partnership Conversion to Corporation	(3,118,065)		-		9,438	1	(1)		(0)
Common Stock shares retired					(260)	-	-		-
Founder's shares issued					10,042	1	(1)		0
Common Stock issued for related party note					1,600	-	26,577		26,577
Net Loss	-	-	-	-	-	-	-	(52,706)	(52,706)
Balance at June 30, 2008	-	$ -	-	$ -	20,820	$ 2	$ 26,575	$ (52,706)	$ (26,129)
Debt Forgiveness by related party							35,372		35,372
Net Loss	-	-	-	-	-	-	-	(17,971)	(17,971)
Balance at June 30, 2009	-	$ -	-	$ -	20,820	$ 2	$ 61,947	$ (70,677)	$ (8,728)
Founder's shares issued	-	-	-	-	204,980	21	(21)	-	-
Share based compensation	-	-	-	-	16,400	2	816,159	-	816,161
Shares issued for services	-	-	-	-	4,635	-	252,621	-	252,621
Shares issued for promissory note payable	-	-	-	-	24,500	2	979,997	-	979,999
Net Loss	-	-	-	-	-	-	-	(2,625,239)	(2,625,239)
Balance at June 30, 2010	-	$ -	-	$ -	271,335	$ 27	$ 2,110,703	$ (2,695,916)	$ (585,186)
Shares issued for promissory note payable	-	-	-	-	3,600,000	360	6,389,640	-	6,390,000
Shares issued for anti-dilutive clause	-	-	-	-	9,413,560	941	99,013,341	-	99,014,282
Net Loss	-	-	-	-	-	-	-	(105,483,495)	(105,483,495)
Balance at March 31, 2011 - RESTATED	-	$ -	-	$ -	13,284,895	1,328	107,513,684	(108,179,411)	(664,399)

The accompanying notes are an integral part of these unaudited financial statements.

F-4

All State Properties Holdings, Inc., Inc.
(a Development Stage Enterprise)
Statements of Cash Flows
For the nine months ended March 31, 2011 and 2010
and from Re-entering Development Stage (July 1, 2007) to March 31, 2011
(Unaudited)

	For the Nine Months Ended March 31, 2011 RESTATED	For the Nine Months Ended March 31, 2010	From Re-entering Development Stage (July 1, 2007) to March 31, 2011 RESTATED
Cash Flows (Used By) Operating Activities			
Net (loss)	$ (105,483,495)	$ (1,448,234)	$ (108,400,927)
Adjustments to reconcile net (loss) to net cash provided from (used by) operating activities:			
Issuance of common stock as share based compensation	-	1,026,757	1,068,781
Stock issued for anti-dilutive clause	99,235,798	-	99,235,798
Loss on settlement of debt	5,887,345	-	7,076,311
(Increase) in prepaid expenses	(1,000)	-	(1,000)
Increase (decrease) in accounts payable	24,113	49,796	67,816
Increase in accrued liabilities	289,869	325,595	759,220
Advances on related party payable	35,031	46,249	154,150
Net cash provided from (used by) operating activities	(12,339)	163	(39,851)
Cash Flows Provided By Investing Activities	-	-	-
Cash Flows Provided By Financing Activities			
Borrowings on debt	12,000	-	12,000
	12,000	-	12,000
Net increase (decrease) in cash and cash equivalents	(339)	163	(27,851)
Cash and cash equivalents, beginning of period	622	-	28,134
Cash and cash equivalents, end of period	$ 283	$ 163	$ 283
			-
Supplemental disclosure of Cash Flow Information			
Interest paid during the period	$ -	$ 9,227	$ -
Income taxes paid during the period	$ -	$ -	$ -
Non-Cash Transactions			
Note forgiveness by related party	-	-	(35,372)
Partnership conversion to Corporation	-	-	(312)
Shares of Common Stock retired	-	-	13
Issuance of founder's shares	-	10,249	10,751
Shares of Common Stock issued to retire obligations	-	-	3,096,577
Conversion of accounts payable to promissory note	-	12,250	12,250
Conversion of accrued salaries to note payable	-	298,900	427,000
Shares of Common Stock issued for promissory note	-	12,250	980,000
Conversion of related party debt	281,139	-	281,139

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

3. Restatement

The Company is restating its’ financial statements for the quarters ended March 31, 2011, September 30, 2010 and December 31, 2010. These restatements and resulting revisions relate to the accounting treatment for stock issued pursuant to its contractual obligation.

Below is a summary of the effects of the restatement of the Company’s Balance Sheet as of March 31, 2011 , and as well as the effects on the Statements of Operations.  The effect of this restatement for the quarter ended March 31, 2011, increased Other General & Administrative Expenses by $4,679,743, decreased investor relations expense by $210,231 and decreased Officers’ Salaries by $4,469,512. On February 11, 2011, the company issued 2,215,163 shares of common stock to the founders pursuant to the anti-dilutive provisions.  These shares were valued at market and amounted to $221,516.

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2011 and June 30, 2010.

On August 11, 2010, the Company, along with majority shareholder approval, authorized an increase in the number of authorized shares of common stock from Two Hundred Million (200,000,000) shares to Five Billion (5,000,000,000) shares.

On August 16, 2010, the company issued 4,952,487 common shares as part of its’ contractual obligation, requiring the Company to issue anti-dilutive stock when additional shares are issued. The shares issued in this transaction were valued at market and amounted to $94,097,250.

On August 16, 2010, the Company issued 233,599 shares to its’ key officers as share based compensation.  The shares issued in this transaction were valued at market and amounted to $4,438,388.

On August 26, 2010, the company issued common stock in the amount of 400,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $30,000 in obligations outstanding. This resulted in a loss to the Company of $4,970,000. These shares were valued at the market and amounted to $5,000,000.

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

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

On January 4, 2011, the Company issued 1,117,921 shares of its’ common stock pursuant to the anti-dilutive provisions which require the Company to issue additional shares as the shares change.  These shares were valued at market and amounted to $167,688.

On January 19, 2011, the company issued 800,000 shares of its’ common stock to JLP & R Corp. in exchange for $24,000 in obligations retired.  This resulted in a loss to the Company of $56,000.  These shares were valued at market and amounted to $80,000.

On February 3, 2011, the company issued 400,000 shares of its’ common stock to JLP & R Corp. in exchange for $12,000 in obligations retired.  This resulted in a loss to the Company of $28,000.  These shares were valued at market and amounted to $40,000.

On February 11, 2011, the company issued 2,215,163 shares of common stock to the founders pursuant to anti-dilutive provisions. These shares were valued at market and amounted to $221,516.

On February 17, 2011, the Company issued 894,390 shares of its’ common stock pursuant to the anti-dilutive provisions.  These shares were valued at market and amounted to $89,439.

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

6. Notes Payable

On August 26, 2010, the company issued common stock in the amount of 400,000 registered and free-trading shares to Epic Worldwide, Inc. in exchange for $30,000 in obligations outstanding. This resulted in a loss to the Company of $4,970,000. These shares were valued at the market and amounted to $5,000,000.

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

On January 19, 2011, the company issued 800,000 shares of its’ common stock to JLP & R Corp. in exchange for $24,000 in obligations retired.  This resulted in a loss to the Company of $56,000.  These shares were valued at market and amounted to $80,000.

All State Properties Holdings, Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

For the three and nine months ended March 31, 2011

On February 3, 2011, the company issued 400,000 shares of its’ common stock to JLP & R Corp. in exchange for $12,000 in obligations retired.  This resulted in a loss to the Company of $28,000.  These shares were valued at market and amounted to $40,000.

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

On April 22, 2011, the Company issued 21,500,000 restricted shares to its’ Chief Executive officer.

There were no additional significant subsequent events through the date these financial statements were re-issued.

All State Properties Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity and capital resources should be read in conjunction with our financial statements and notes thereto.

THREE AND NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

The Company had no operations for the three and nine months ended March 31, 2011. Instead, it has been preparing to enter a field similar to a Business Development Company.  The net loss was $672,823 and $178,675 for the three months ended March 31, 2011 and 2010 respectively and $105,483,495 and $1,448,234 for the nine months ended March 31, 2011 and 2010, respectively.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased from $169,557 to $577,880 for the three months ended March 31, 2010 and 2011 respectively and increased from $1,439,007 in the nine months ended March 31, 2010 to $99,333,299 for the nine months ended March 31, 2011. This significant increase was due, primarily, to the results of valuation of anti-dilutive stock issued in the quarter ended September 30, 2010.  Operating expenses primarily consist of Officers’ Salaries, Professional fees and other general and administrative expenses that are paid to the current officers, accountants and attorneys throughout the year for performing various tasks, and office expenses. Officers’ Salaries decreased from $128,100 in the three months ended March 31, 2010 to $44,600 in the three months ended March 31, 2011 and decreased from $1,243,990 in the nine months ended March 31, 2010 to $216,555 in the nine months ended March 31, 2011.  Professional fees increased from $22,100 in the three months ended March 31, 2010 to $44,960 in the three months ended March 31, 2011 and decreased from $122,767 in the nine months ended March 31, 2010 to $69,460 in the nine months ended March 31, 2011.  Other General & Administrative Expenses increased from $18,577 to$464,147 in the three months ended March 31, 2010 and 2011 respectively and increased from $20,483 to $99,014,282 in the nine months ended March 31, 2010 and 2011, respectively.  Additionally, there was a loss on the settlement of debt of $84,000 in the three months ended March 31, 2011 as compared with $0 for the three months ended March 31, 2010, and $6,108,861 in the nine months ended March 31, 2011 as compared with $0 for the nine months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011 and June 30, 2010, we had $283 and $622 cash on hand respectively. We believe that we will continue to need investing and financing activities to fund operations. Our primary liquidity and capital resource needs are to finance the change in our operations. Cash provided or (used) by operations was $163 and $(12,339) for the nine months ended March 31, 2010 and March 31, 2011, respectively, primarily for the payment of current officer’s salaries, legal and accounting expenses and other general and administrative expenses. There was another significant item during the nine months ended March 31, 2011, in that the Company’s common stock was issued in exchange for retirement of certain significant obligations.  This item, along with the issuance of anti-dilutive common stock, saved the Company much-needed cash, but had a tremendous detrimental impact on the financial statements.  Whenever possible, the management has utilized common stock of the Company to fund such expenditures in order to minimize the cash required.  The Company intends to actively seek alternative sources of funding to continue as a going concern.

Net cash provided by financing activities was $12,000 during the nine month period ending March 31, 2011, which gave rise to a significant savings of cash for the Company, vs. $0 during the same period ended March 31, 2010. The net cash provided by Investing activities was $-0- for both periods ending March 31, 2011 and 2010 respectively.

15

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

16

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