Form 10-K
period 2011-06-30
All State Properties Holdings, Inc.
filed 2017-10-16
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ALL STATE PROPERTIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0252180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 Glenwood Drive Liverpool, New York	13090
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (315) 451-7515

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☑ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 16, 2017, was $127,206.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.2,964,181,540   shares of common stock are outstanding as of October 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of All State Properties Holdings, Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

All State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All State Properties, Inc. (the “Corporation”); and together with the Partnership, the “Company”. In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly-owned subsidiary of the Company. Longdan Delaware had only nominal assets and no liabilities and had conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement.  The Company together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2016, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

On February 28, 2008, Greenwich Holdings, LLC (“Greenwich”), a New York limited liability company, entered into an agreement (the “Agreement”) with Belmont Partners, LLC, a Virginia limited liability company (“Belmont”),

Under the terms of the Agreement, Greenwich has agreed to purchase a control block in All-State Properties L.P., a Delaware limited partnership (the “Company” or “ASP”) consisting of approximately fifty and one-thousandth percent (50.001%) of the outstanding common units of the Company (the “Control Block”). In consideration for the Control Block, Greenwich agreed to pay the Company One Hundred Eighty Eight Thousand ($188,000.00) U.S. Dollars.

A copy of the Agreement entered into by and between Belmont and Greenwichwas attached as exhibit 10.1 to this Current Report on Form8-K filed on March 3, 2008.

On February 17, 2009, Greenwich, sold the Control Block back o Belmont in consideration of $220,000. Said consideration was never paid by Belmont to Greenwich. On August 1, 2012, Belmont returned the Company back to the sole member of Greenwich, Joseph Passalaqua (“Passalaqua”). On February 3, 2017, Passalaqua transferred the Control Block to Sea Alive, Inc., a Wyoming corporation.

OUR BUSINESS

The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition, All State will assist these portfolio companies with raising capital and also offers them substantial managerial assistance needed to succeed.
EMPLOYEES
As of the date of this Annual Report, we have no employees.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and therefore not required to provide this information in our Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "ATPT". The following table sets forth the high and low price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED JUNE 30, 2010:	High	Low
September 30, 2010	$33.33		$6.33
December 31. 2010	$1.42		$0.27
March 31, 2011	$0.17		$0.05
June 30, 2011	$0.05		$0.02

FISCAL YEAR ENDED JUNE 30, 2011:
September 30, 2011	$0.0001	`	0.0001
December 31, 2011	$0.0001		$0.0001
March 31, 2012	$0.0001		$0.0001
June 30, 2012	$0.0001		$0.0001

SHAREHOLDERS OF RECORD

As of October 16, 2017, there were approximately 1,206 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	-	None
Equity compensation plans not approved by security holders	None	-	None
Total	None	-	None

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2011, there were 2,280,648,909 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 1,60,209811 shares are owned by officers, directors and principal stock holders) were issued  and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2011, the Registrant had the following sale of unregistered securities:

None

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-K annual report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2011, the issued and outstanding shares of common stock totaled 280,648,909.
Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2011.

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2011	2010

Current Assets	$-	$-
Current Liabilities	-	585,808
Working Capital (Deficit)	-	(585,186)

Cash Flows

	June 30,	June 30,
	2011	2010

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED JUNE 30, 2011 COMPARED TO YEAR ENDED JUNE 30, 2010

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2011 and 2010.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2011 were $107,255,055 compared with $1,637,536 for the year ended June 30, 2010. The increase in operating expenses was primarily attributed to an increase in general and administrative expenses from $65,665 for the year ended June 30 2010 to $106,969,040 for the year ended June 30, 2011, primarily related to a increase in the value of shares issued for services.

During the year ended June 30, 2011, the Company recorded a net loss of $115,496,047, compared with net loss of $2,625,239 for the year ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2011, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2010. As of June 30, 2011, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2010.

As of June 30, 2011, the Company had total liabilities of $0 compared with total liabilities of $585,186 as at June 30, 2011.  The decrease in total liabilities is attributed to a decrease in accounts payable and accrued liabilities from 79,134 on June 30, 2010 to $0 on June 30, 2011, a decrease in accrued interest related parties from $19,736 on June 30, 2010 to $0 on June 30, 2011, a decrease in accrued interest related parties from $59,938 on June 30, 2010 to $0 on June 30, 2011 and a decrease in notes payable officers from $427,000 on June 30, 2010 to $0 on June 30, 2011.

As of June 30, 2011, the Company has a working capital deficit of $0 compared with working capital deficit of $585,186 at June 30, 2010 with the decrease in the working capital deficit attributed to a decrease in accounts payable and accrued liabilities from 78,512 on June 30, 2010 to $0 on June 30, 2011, a decrease in accrued interest related parties from $19,736 on June 30, 2010 to $0 on June 30, 2011, a decrease in accrued interest related parties from $59,938 on June 30, 2010 to $0 on June 30, 2011 and a decrease in notes payable officers from $427,000 on June 30, 2010 to $0 on June 30, 2011.

Cashflow from Operating Activities

During the year ended June 30, 2011 the Company used $0 of cash for operating activities compared to $0 of cash provided used by operating activities during the year ended June 30, 2010.

Cashflow from Financing Activities

During the years ended June 30, 2011 and June 30, 2010, the Company did not receive any cash from financing activities.

Subsequent Developments

None

Going Concern

 We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30 day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period, and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

Stock Based Compensation

We account for share-based compensation at fair value. Stock based compensation cost for stock options granted to employees, board members and service providers is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expensed on a straight-line basis over the requisite service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALL STATE PROPERTIES HOLDINGS. INC.
FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2011

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and
All State Property Holdings, Inc.

I have audited the accompanying balance sheets of All State PropertyHoldings, Inc. (the "Company") as of June 30, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2011.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

 I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSnax International, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's continuing operating losses raise substantial doubt about its ability to continue as a going concern.   Management's plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

October 16, 2017
Bayville, NJ

61 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$-	$78,512
Accrued interest related parties	-	19,736
Due to related parties	-	59,938
Notes payable officers	-	427,000
Total current liabilities	-	585,186

Total liabilities	-	585,186

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2011 and 2010,
respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
280,648,909 and 271,335 shares issued and outstanding at
June 30, 2011 and 2010, respectively	28,065	27
Additional paid-in capital	118,163,898	2,110,703
Accumulated deficit	(118,191,963)	(2,695,916)
Total stockholders' deficit	-	(585,186)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Year Ended June 30,
	2011	2010

Revenues	$-	$-

Operating expenses
Officers' salaries	216,555	543,213
Professional fees	69,460	937,742
Office expense	-	643
Investor relations expenses	-	90,273
Other general and administrative expenses	106,969,040	65,665
Total operating expenses	107,255,055	1,637,536

Loss from operations	(107,255,055)	(1,637,536)

Other income (expense)
Loss on settlement of debt	(8,188,338)	(967,750)
Interest expense	(52,654)	(19,953)
Total other income (expense)	(8,240,992)	(987,703)

Net loss	$(115,496,047)	$(2,625,239)

Basic and fully diluted loss per common share	$(1.23)	$(11.56)

Basic and fully diluted weighted average
common shares outstanding	93,992,492	227,050

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2010 and 2011

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2009	-	$-	20,820	$2	$61,947	$(70,677)	$(8,728)

Founder's shares issued	-	-	204,980	21	(21)	-	-
Share based compensation	-	-	16,400	2	816,159	-	816,161
Shares issued for services	-	-	4,635	-	252,621	-	252,621
Shares issued for promissory notes payable	-	-	24,500	2	979,997	-	979,999
Net loss	-	-	-	-	-	(2,625,239)	(2,625,239)

Balance at June 30, 2010	-	-	271,335	27	2,110,703	(2,695,916)	(585,186)

Shares issued for promissory notes payable	-	-	56,600,000	5,660	8,821,140	-	8,826,800
Shares issued for anti-dilutive cause	-	-	223,777,574	22,378	107,232,055	-	107,254,433
Net loss	-	-	-	-	-	(115,496,047)	(115,496,047)

Balance at June 30, 2011	-	$-	280,648,909	$28,065	$118,163,898	$(118,191,963)	$-

The accompanying notes are an integral part of these financial statements

			F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

	For the Year Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(115,496,047)	$(2,625,239)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share based compensation	107,254,433	1,068,781
Loss on extinquishment of debt	8,188,338	967,750
Changes in assets and liabilities
Increase (decrease) in accounts payable	-	63,109
Increase (decrease) in accrued liabilities	53,276	465,661
Borrowings on related party payable	-	59,938
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of founder's shares	-	10,249
Conversion of accounts payable to promissory note	-	12,250
Conversion of accrued salaries to notes payable	-	427,000
Shares of common stock issued for promissory note	334,139	980,000

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

1. Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties Holding, Inc., a corporation (the "Company") was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the "Partnership"). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

The Company's fiscal year end is June 30th.  The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its' activities to raising capital. The Company has limited assets, and is in the process of acquiring assets and changing business philosophies and, consequently, has no revenues. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, it was thus considered a Development Stage Company.  In June 2014, the FASB amended ASC 915 to eliminate the defination of a development stage entity and eliminate the related presentation and disclosure requirements. This amendment to ASC 915 was effective for fiscal years beginning after December 31, 2014, and interim periods therein, with early adoption permitted.  The Company has early adopted the amendments to ASC 915 and thus not presented development stage information.

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America consistently applied.

Recent Accounting Pronouncements

In November 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. Management does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Recently Issued Accounting Standards (Cont.)

costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2017. The Company will adopt the ASU A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption.

The effective date for the Company will be the first quarter of our fiscal year ending June 30, 2019.  The Company is assessing the impact of adoption of the ASU.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company's current operating lease portfolio is primarily comprised of real estate leases. Upon adoption of this standard, we expect the Company's balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. The effective date for the Company will be the first quarter of our fiscal year ending June 30, 2020.
Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company has not yet adopted a policy regarding the payment of dividends.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and amounts due to related party approximates its fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The Company accounts for financial instruments in accordance with the Financial Accounting Standard Board's Accounting Standards Codification Topic 820 – Fair Value Measurements and Disclosures ("ASC 820"), which establishes a framework for measuring fair value and expands disclosure of fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this policy established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Earnings (Loss) per Share (Cont.)

Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As of June 30, 2011 and 2010, the Company's has no issued and outstanding warrants or options.

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

3.  Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30
	2011	2010
Income tax expense at statutory rate	20,778	229,543
Valuation Allowance	(20,778)	(229,543)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of June 30:
	2011	2010
Net Operating Loss Carryover	277,879	$257,107
Valuation Allowance	(277,879)	(257,107)_
Net Deferred Tax Asset	$-	$-

The Company has a net operating loss carryover of $277,879 as of June 30, 2011 which expires beginning in 2026 through 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year's loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2011 and 2010, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2011 or 2010.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2011 and 2010.

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

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter "MB Consulting") through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company from Belmont Partners, LLC, was issued  18,362 shares and later issued an additional 181,642 shares of anti-dilutive Restricted Common Stock as founder's shares after the change in control. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 4,976 shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC as founder's shares.

On September 10, 2009, the Company issued 10,000 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 500 shares of Restricted Common Stock in satisfaction of $20,000 to creditors. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $400,000 and $20,000 respectively.

On September 16, 2009, the Company issued 6,650 shares of Unrestricted Common Stock in satisfaction of $266,000 of additional obligations of the Company. This transaction was contractual in nature and is valued at market. The value of this transaction amounted to $432,250.

In October, 2009, the Company issued 24,500 shares of Unrestricted Common Stock as satisfaction of a promissory note payable. This stock was obligated by the Company on August 28, 2009, and a demand promissory note and hypothecation agreement were executed on that date. The Company set aside stock to cover the original debt of $12,250 since the demand promissory note was considered due, and the debt delinquent, at the time executed and the market value was used to value the stock on the date obligated and set aside.  This transaction resulted in a loss on settlement of debt in the amount of $967,750.

On December 29, 2009, the Company issued 1,986 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company and 699 shares of Restricted Common Stock as part of the purchase agreement with Belmont Partners.  This transaction was contractual in nature and valued at market. The value of this transaction amounted to $129,090 and $45,441.

On June 23, 2010, the Company issued 1,200 shares of Restricted Common Stock in exchange for investor relations services. This transaction was contractual in nature and is valued at $42,000 or market.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2011 and 2010

4.  Capital Stock (Cont.)

During the year ended June 30, 2011, the Company issued 56,600,000 shares of Restricted Common Stock in satisfaction of $334,139 of obligations of the Company.  This transaction was contractual in nature and is valued at market. The value of this transaction amounted to $2,522,800, resulting in a loss on settlement of. $8,492,661.

During the year ended June 30, 2011, the Company issued 223,777,574 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $107,254,433.

The Company has no other classes of shares authorized for issuance. At June 30, 2011 and 2010, there were no outstanding stock options or warrants.

5.   Related Party Transactions

During the year ended, June 30, 2010, funds were advanced to the Company by an officer for working capital needs in the amount of $59,938.  The amounts are non-interest bearing, unsecured, with no stated terms for repayment.

6.   Notes Payable - Officers

During the year ended June 30, 2010, the Company transferred the accrued officer's salaries to promissory notes payable.  These notes bear interest at 12% and are unsecured and due on demand.

7.   Subsequent Events

Subsequent toJune 30, 2011, the Company issued 2,292,380,819 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $3,438,571.

On January 10, 2012, the Company announced a 5% stock dividend with a record date of January 31, 2012, which was paid on February 10, 2012.

On February 17, 2009, Greenwich Holdings, LLC ("Greenwich), sold the Control Block back to Belmont Partners, LLC ("Belmont") in consideration of $220,000. Said consideration was never paid by Belmont to Greenwich. On August 1, 2012, Belmont returned the Company back to the sole member of Greenwich, Joseph Passalaqua.  The Company executed a settlement and release agreement with Belmont wherein Belmont released the Company from all liabilities and claims arising from Belmont's purchase of the Control Block.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

BOYLE CPA, LLC

This decision to engage Boyle CPA, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2011. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2011, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2016. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2017 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2010 and/or December 31, 2011 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	68	Chief Executive Officer, Secretary and Director	2010

Carman J. Carbona	54	Chief Financial Officer and Director	2010

Joseph C. Passalaqua

Mr. Passalaqua, 68, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

Carmen Joseph Carbona

Carmen Joseph Carbona, 54, has been employed by Health Direct, a division of Kinney Drugs, since 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes and clinics with pharmaceutical supplies.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the legal proceedings required to be disclosed in Item 401 of Regulation S-K, during the past five years.

CORPORATE GOVERNANCE MATTERS

Audit Committee

The board of directors has established an audit committee, and the functions of the audit committee are currently performed by our Corporate Secretary, with assistance by expert independent accounting personnel and oversight by the entire board of directors. We are not currently subject to any law, rule or regulation requiring that we establish or maintain an audit committee.

Board of Directors Independence. Our board of directors currently consists of three members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

Audit Committee Financial Expert. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

We have not yet replaced our former audit committee financial expert, but we are engaged in finding a suitable replacement.

Code of Ethics

We have not adopted a code of ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Nominating Committee

We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee

We have not established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

 (1) Mr. Than is reimbursed for his living expenses while out of town from his home. Mr. Than earns an executive salary of $120,000, which is more fully discussed below in the Summary Compensation Table.

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2010	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2011	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2010	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2011	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2010 and June 30, 2011.

Indemnification of Directors and Officers

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward the Company or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

Compensation Committee Interlocks and Insider Participation

We have not established a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee. During the last fiscal year, Mr. Gunther Than, an executive officer, participated in our board of directors' deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2011 regarding the beneficial ownership of our common stock, (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Joseph C. Passalaqua	Common	1,,692,117,623	57.279%
106 Glenwood Drive
Liverpool, NY 13090

Carman J. Carbona	Common	0	0%
937 Old Seneca Turnpike
Skaneateles, NY 13152

All Directors and officers as a group (2 members)	Common	1,692,117,623	57.279%

The above table reflects share ownership as of the most recent date. Each share of common stock has one vote per share on all matters submitted to a vote of our shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2011	2010
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit Fees

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax Fees

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

PRE-APPROVAL POLICIES

Our audit committee does not rely on pre-approval policies and procedures. Typically, Management has sought out audit firm candidates and presented them to the audit committee. Before the auditor renders audit and non-audit services our board of directors approves the engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Office *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 16, 2017.

View Systems, Inc.

By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

Each person whose signature appears below appoints Gunther Than as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of View Systems, Inc., and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph C. Passalaqua	Director, Chief Executive Officer and Secretary	October 16, 2017
Joseph C. Passalaqua

/s/ Carman J. Carbona	Director abd Chief Financial Officer	October 16, 2017
Carman J. Carbona