Form 10-Q
period 2011-09-30
All State Properties Holdings, Inc.
filed 2017-10-16
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-12895

All-State Properties Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada		32-0252180
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

106 Glenwood Drive
Liverpool, New York		13090
(Address of principal executive offices and Zip Code)		(Zip Code)

(315) 451-7515
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 16, 2017, there were 2,964,181,540 shares of the registrant's $0.0001 par value common stock issued and outstanding.

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2011

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitave and Qualitative Disclosures About Market Risk	11
Item 4	Controls and Procedures	11

Part II
Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Mine Safety Disclosures	13
Item 5	Other Information	13
Item 6	Exhibits	14

Signatures		15

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended September 30, 2011

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2011	2011
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,169	$-
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	1,169	-

Total liabilities	1,169	-

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, and
June 30, 2011, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,573,029,728 and 280,648,909 shares issued and outstanding
at December 31, and June 30, 2011, respectively	257,303	28,065
Additional paid-in capital	121,373,231	118,163,898
Accumulated deficit	(121,631,703)	(118,191,963)
Total stockholders' deficit	(1,169)	-

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

Table of Content

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Revenues	$-	$-

Operating expenses
Officers' salaries	-	119,355
Professional fees	-	1,500
Office expense	-	12,708
Investor relations expenses	-	10,756
Other general and administrative expenses	3,439,740	98,536,738
Total operating expenses	3,439,740	98,681,057

Loss from operations	(3,439,740)	(98,681,057)

Other income (expense)
Loss on settlement of debt	-	(4,970,000)
Interest expense	-	(17,594)
Total other income (expense)	-	(4,987,594)

Net loss	$(3,439,740)	$(103,668,651)

Basic and fully diluted loss per common share	$-	$(31.98)

Basic and fully diluted weighted average
common shares outstanding	729,158,200	3,242,034

The accompanying notes are an integral part of these financial statements

F-3

Table of Content

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(3,439,740)	$(103,668,651)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock issued for anti-dilutive clause	3,438,571	98,535,638
Loss on extinquishment of debt	-	4,970,000
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	(5,000)
Increase (decrease) in accounts payable	1,169	8,409
Increase (decrease) in accrued liabilities	-	136,950
Borrowings on related party payable	-	26,075
Repayments on related party payable	-	(4,000)
Net cash provided by (used in) operating activities	-	(579)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	(579)
Cash and cash equivalents, beginning of period	-	622
Cash and cash equivalents, end of period	-	43

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Conversion of related party debt	-	30,000

The accompanying notes are an integral part of these financial statements

F-4

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2011

1. Organization, Description of Business, and Basis of Accounting
Business Organization

 On April 24, 2008, All State Properties Holdings, Inc.  (the Company or All State) was incorporated in Nevada. Previously, the Company was operated as a partnership and the details of that change was shown in prior Form 10-Q's.
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
The Company's fiscal year end is June 30th.  The company re-entered the development stage July 1, 2007 when revenue generation ceased and the Company refocused its' activities to raising capital. The Company has limited assets, and is in the process of acquiring assets and changing business philosophies and, consequently, has no revenues. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, it was thus considered a Development Stage Company.  In  June 2014, the FASB amended ASC 915 to eliminate the definition of a development stage entity and eliminate the related presentation and disclosure requirements. This amendment to ASC 915 was effective for fiscal years beginning after December 31, 2014, and interim periods therein, with early adoption permitted.  The Company has early adopted the amendments to ASC 915 and thus not presented development stage information.

Accounting Basis

 These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America ("U.S. GAAP") consistently applied.
The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2011 and notes thereto contained in our 10-K Annual Report
F5

Table of Content
 All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2011

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At September 30, 2011 and June 30, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
As of September 30, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
Dividends

 The Company and has not yet adopted a policy regarding the payment of dividends.
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
As of September 30, 2011 and June 30, 2011, the Company has no issued and outstanding warrants or options.
F-6

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2011

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2011 and June 30, 2011.
At September 30, 2011 and June 30, 2011, the company had  2,964,181,540  and 280,648,909 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

 During the three months ended September 30, 2011, the Company issued 2,292,380,819 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $3,438,571.

The Company has no other classes of shares authorized for issuance. At September 30, 2011, and June 30, 2011, there were no outstanding stock options or warrants.
4. Subsequent Events
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

F-7

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of September 30, 2011, the issued and outstanding shares of common stock totaled 2,573,029,728.
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

RESULTS OF OPERATIONS

Working Capital

	September 30,	June 30,
	2011	2011

Current Assets	$-	$-
Current Liabilities	1,169	-
Working Capital (Deficit)	(1,169)	-

Cash Flows

	March 31,	December 31,
	2017	2016

Cash Flows from (used in) Operating Activities	$-	$(579)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	(579)

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended September 30, 2011 and 2010.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2011 were $3,439,740 compared with $98,536,738 for the three months ended September 30, 2010. The decrease in operating expenses was attributed to a decrease in general and administrative expenses from $98,536,738 for the three months ended September 30 2010 to $3,439,740 for the three months ended September 30, 2011, primarily related to a decrease in the value of shares issued for services.
 During the three months ended September 30, 2011, the Company recorded a net loss of $3,439,740. compared with net loss of $103,668,651for the three months ended September 30, 2011.

Liquidity and Capital Resources

 As at September 30, 2011, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2011. As of September 30, 2011, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2011.

 As of September 30, 2011, the Company had total liabilities of $1,169 compared with total liabilities of $0 as at June 30, 2011.  The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $1,169.

 As of September 30, 2011, the Company has a working capital deficit of $1,169 compared with working capital deficit of $0 at June 30, 2011 with the decrease in the working capital deficit attributed to the increases in accounts payable and accrued liabilities.

Cashflow from Operating Activities

 During the three months ended September 30, 2011 the Company used $0 of cash for operating activities compared to the use of $579 of cash for operating activities during the three months ended September 30, 2010.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the three months ended September 30, 2011 and September 30, 2010, the Company did not receive any cash from financing activities.

Subsequent Developments

   None
Going Concern

    We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

    The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Table of Content

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

13

Table of Content

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension – Schema.	X
101.CAL	XBRL Taxonomy Extension – Calculations.	X
101.LAB	XBRL Taxonomy Extension – Labels.	X
101.PRE	XBRL Taxonomy Extension – Presentation.	X
101.DEF	XBRL Taxonomy Extension – Definition.	X

Reports on Form 8-K:

None

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th of October 2017.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,

 1