Form 10-Q
period 2011-12-31
All State Properties Holdings, Inc.
filed 2017-10-16
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended December 31, 2011

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

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended December 31, 2011

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2011	2011
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$2,338	$-
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	2,338	-

Total liabilities	2,338	-

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, and
June 30, 2011, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,573,029,728 and 280,648,909 shares issued and outstanding
at December 31, and June 30, 2011, respectively	257,303	28,065
Additional paid-in capital	121,373,231	118,163,898
Accumulated deficit	(121,632,872)	(118,191,963)
Total stockholders' deficit	(2,338)	-

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

Table of Content

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating expenses
Officers' salaries	-	52,600	-	171,955
Professional fees	-	18,000	-	19,500
Office expense	-	(12,011)	-	697
Investor relations expenses	-	2,376	-	13,132
Other general and administrative expenses	1,169	13,397	3,440,909	98,550,135
Total operating expenses	1,169	74,362	3,440,909	98,755,419

Loss from operations	(1,169)	(74,362)	(3,440,909)	(98,755,419)

Other income (expense)
Loss on settlement of debt	-	(1,054,861)	-	(6,024,861)
Interest expense	-	(12,798)	-	(30,392)
Total other income (expense)	-	(1,067,659)	-	(6,055,253)

Net loss	$(1,169)	$(1,142,021)	$(3,440,909)	$(104,810,672)

Basic and fully diluted loss per common share	$-	$(0.16)	$-	$(20.55)

Basic and fully diluted weighted average
common shares outstanding	2,830,932,022	6,959,595	1,651,093,964	5,100,815

The accompanying notes are an integral part of these financial statements

F-3

Table of Content

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(3,440,909)	$(104,810,672)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock issued for anti-dilutive clause	3,438,571	98,535,638
Loss on extinquishment of debt	-	6,024,861
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	(1,000)
Increase (decrease) in accounts payable	2,338	(7,510)
Increase (decrease) in accrued liabilities	-	235,032
Borrowings on related party payable	-	23,074
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	(577)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	(577)
Cash and cash equivalents, beginning of period	-	622
Cash and cash equivalents, end of period	-	45

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Conversion of related party debt	-	245,139

The accompanying notes are an integral part of these financial statements

F-4

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended December 31, 2011

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

Table of Content
All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended December 31, 2011

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
As of December 31, 2011, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
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
As of December 31, 2011 and June 30, 2011, the Company has no issued and outstanding warrants or options.
F-6

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended December 31, 2011

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2011 and June 30, 2011.
At December 31, 2011 and June 30, 2011, the company had  2,964,181,540  and 280,648,909 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

During the six months ended December 31, 2011, the Company issued 2,292,380,819 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $3,438,571.

The Company has no other classes of shares authorized for issuance. At December 31, 2011, and June 30, 2011, there were no outstanding stock options or warrants.

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of December 31, 2011, the issued and outstanding shares of common stock totaled 2,573,029,728.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	June 30,
	2011	2011

Current Assets	$-	$-
Current Liabilities	2,338	-
Working Capital (Deficit)	(2,338)	-

Cash Flows

	December 31,	Decemberr 31,
	2011	2010

Cash Flows from (used in) Operating Activities	$-	$(577)
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	(577)

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and six months ended December 31, 2011 and 2010.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2011 were $1,169 compared with $74,362 for the three months ended December 31, 2010. The decrease in operating expenses was attributed to a decrease in officers salaries from $52,600 for the three months ended December 31, 2010 to $0 for the three months ended September 30, 2011.

Operating expenses for the six months ended December 31, 2011 were $3,440.909 compared with $98,755,419 for the six months ended December 31, 2010. The decrease in operating expenses was attributed to a decrease in general and adminstrative expenses from $98,550,135 for the six months ended December 31, 2010 to $3,440,909 for the six months ended September 30, 2011, primarily related to a decrease in the value of shares issued for services.
 During the three months ended December 31, 2011, the Company recorded a net loss of 1,169. compared with net loss of $74,362 for the three months ended December 31, 2011.

     During the six months ended December 31, 2011, the Company recorded a net loss of 1,142,021. compared with net loss of $104,810,672 for the six months ended December 31, 2011.
 .

Liquidity and Capital Resources

 As at December 31, 2011, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2011. As of December 31, 2011, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2011.

 As of December 31, 2011, the Company had total liabilities of $2,338 compared with total liabilities of $0 as at June 30, 2011.  The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $2,338.

 As of December 31, 2011, the Company has a working capital deficit of $2,338 compared with working capital deficit of $0 at June 30, 2011 with the decrease in the working capital deficit attributed to the increases in accounts payable and accrued liabilities.

Cashflow from Operating Activities

 During the six months ended December 31, 2011 the Company used $0  of cash for operating activities compared to the use of $577 of cash for operating activities during the six months ended December 31, 2010.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the six months ended December 31, 2011 and December 31, 2010, the Company did not receive any cash from financing activities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit	Incorporated by reference			Filed
Number	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Entry into a Material Definitive Agreement	8-K	12/06/2011	1,01 and 5.01
	Other Events	8-K	12/09/2011	8.01 ans 9.01

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th of October 2017.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,