Form 10-Q
period 2012-03-31
All State Properties Holdings, Inc.
filed 2017-10-16
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2017, there were 2,964,181,540 shares of the registrant's $0.0001 par value common stock issued and outstanding.

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2012

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

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended March 31, 2012

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$3,507	$-
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	3,507	-

Total liabilities	3,507	-

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2012 and
June 30, 2011, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 and 280,648,909 shares issued and outstanding
at March 31, 2012 and June 30, 2011, respectively	296,418	28,065
Additional paid-in capital	121,373,231	118,163,898
Accumulated deficit	(121,673,156)	(118,191,963)
Total stockholders' deficit	(3,507)	-

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

Table of Content

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating expenses
Officers' salaries	-	44,600	-	216,555
Professional fees	-	49,960	-	69,460
Office expense	-	194	-	891
Investor relations expenses	-	18,979	-	32,111
Other general and administrative expenses	1,169	464,147	3,442,078	99,014,282
Total operating expenses	1,169	577,880	3,442,078	99,333,299

Loss from operations	(1,169)	(577,880)	(3,442,078)	(99,333,299)

Other income (expense)
Loss on settlement of debt	-	(84,000)	-	(6,108,861)
Interest expense	-	(10,943)	-	(41,335)
Total other income (expense)	-	(94,943)	-	(6,150,196)

Net loss	$(1,169)	$(672,823)	$(3,442,078)	$(105,483,495)

Basic and fully diluted loss per common share	$-	$(0.06)	$-	$(14.71)

Basic and fully diluted weighted average
common shares outstanding	2,830,932,022	11,404,459	2,041,513,103	7,171,355

The accompanying notes are an integral part of these financial statements

F-3

Table of Content

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(3,442,078)	$(105,483,495)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock issued for anti-dilutive clause	3,438,571	99,235,798
Loss on extinquishment of debt	-	5,887,345
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	(1,000)
Increase (decrease) in accounts payable	3,507	24,113
Increase (decrease) in accrued liabilities	-	289,869
Borrowings on related party payable	-	35,031
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	(12,339)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Borrowings on debt	-	12,000
Net cash provided by (used in) financing activities	-	12,000

Net increase (decrease) in cash	-	(339)
Cash and cash equivalents, beginning of period	-	622
Cash and cash equivalents, end of period	-	283

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Conversion of related party debt	-	281,139

The accompanying notes are an integral part of these financial statements

F-4

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2012

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

Table of Content
All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2012

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At March 31, 2012 and June 30, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
As of March 31, 2012, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
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
As of March 31, 2012 and June 30, 2011, the Company has no issued and outstanding warrants or options.
F-6

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2012

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2012 and June 30, 2011.
During the nine months ended March 31, 2012, the Company issued 2,292,380,819 shares of anti-dilutive Restricted Common Stock in contractual obligations to the key officers of the Company. This transaction was contractual in nature and valued at market. The value of these transactions amounted to $3,438,571.

On January 10, 2012, the Company announced a 5% stock dividend with a record date of January 31, 2012, which was paid on February 10, 2012.
At March 31, 2012 and June 30, 2011, the company had  2,964,181,540  and 280,648,909 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.
The Company has no other classes of shares authorized for issuance. At March 31, 2012, and June 30, 2011, there were no outstanding stock options or warrants.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	June 30,
	2012	2011

Current Assets	$-	$-
Current Liabilities	3,507	-
Working Capital (Deficit)	(3,507)	-

Cash Flows

	March 31,	March 31,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$(12,339)
Cash Flows from (used in) Financing Activities	-	12,000
Net Increase (decrease) in Cash During Period	-	(339)

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended March 31, 2012 and 2011.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2012 were $1,169 compared with $577,880 for the three months ended March 31, 2011. The decrease in operating expenses was attributed to a decrease in officers salaries from $44,600 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012, decrease in professional fees from $49,960 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012, and a decrease in investor relations expenses from $18,979 for the three months ended March 31, 2011 to $0 for the three months ended March 31, 2012,

Operating expenses for the nine months ended March 31, 2012 were $3,442.078 compared with $99,333,239 for the nine months ended March 31, 2011. The decrease in operating expenses was attributed to a decrease in general and adminstrative expenses from $99,014,282 for the nine months ended March 31, 2012 to $3,442,078 for the nine months ended March 31, 2011, primarily related to a decrease in the value of shares issued for services, a decrease in officers salaries from $216,555 for the nine months ended March 31, 2011 to $0 for the nine months ended March 31, 2012, decrease in professional fees from $69,460 for the nine months ended March 31, 2011 to $0 for the nine months ended March 31, 2012, and a decrease in investor relations expenses from $32,111 for the nine months ended March 31, 2011 to $0 for the nine months ended March 31, 2012,

 During the three months ended March 31, 2012, the Company recorded a net loss of $1,169. compared with net loss of $672,823 for the three months ended March 31, 2011.

     During the nine months ended March 31, 2012, the Company recorded a net loss of $3,442,078. compared with net loss of $105,483,495 for the nine months ended March 31, 2011.
 .

Liquidity and Capital Resources

 As at March 31, 2012, the Company's cash balance was $0 compared to cash balance of $0 as at March 31, 2011. As of March 31, 2012, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2011.

 As of March 31, 2012, the Company had total liabilities of $3,507 compared with total liabilities of $0 as at March 31, 2011.  The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $3,507.

 As of March 31, 2012, the Company has a working capital deficit of $3,507 compared with working capital deficit of $0 at March 31, 2011 with the decrease in the working capital deficit attributed to the increases in accounts payable and accrued liabilities.

Cashflow from Operating Activities

 During the nine months ended March 31, 2012 the Company used $0  of cash for operating activities compared to the use of $12,339 of cash for operating activities during the nine months ended March 31, 2011.  The decreases in cash used in operations was a result of the Company's prior operations.

Table of Content

Cashflow from Financing Activities

During the six months ended March 31, 2012 and March 31, 2011, the Company did not receive any cash from financing activities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit	Incorporated by reference			Filed
Number	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Other Event	8-K	01/17/2012	8,01 and 9.01

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th of October 2017.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,