Form 10-K
period 2012-06-30
All State Properties Holdings, Inc.
filed 2017-10-17
CIK 745543

A
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2012, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

FISCAL YEAR ENDED JUNE 30, 2011:	High	Low
September 30, 2010	$0.0001		$0.0001
December 31. 2010	$0.0001		$0.0001
March 31, 2011	$0.0001		$0.0001
June 30, 2011	$0.0001		$0.0001

FISCAL YEAR ENDED JUNE 30, 2012:
September 30, 2011	$0.0001	`	0.0001
December 31, 2011	$0.0001		$0.0001
March 31, 2012	$0.0001		$0.0001
June 30, 2012	$0.0001		$0.0001

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2012, there were 2,964,181,540 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 1,,692,117,623 shares are owned by officers, directors and principal stock holders) were issued  and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2012, the Registrant had the following sale of unregistered securities:

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2011, the issued and outstanding shares of common stock totaled 2,573,029,728.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2012.

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2012	2011

Current Assets	$-	$-
Current Liabilities	4,675	-
Working Capital (Deficit)	(4,675)	-

Cash Flows

	June 30,	June 30,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED JUNE 30, 2012 COMPARED TO YEAR ENDED JUNE 30, 2011

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2012 and 2011.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2012 were $3,443,246 compared with $107,255,055 for the year ended June 30, 2011. The decrease in operating expenses was primarily attributed to a decrease in general and administrative expenses from $106,969,040 for the year ended June 30 2011 to $3,443,246 for the year ended June 30, 2012, primarily related to a increase in the value of shares issued for services.

During the year ended June 30, 2012, the Company recorded a net loss of $3,443,246, compared with net loss of $107,255,055 for the year ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2011. As of June 30, 2012, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2011.

As of June 30, 2012, the Company had total liabilities of $4,675 compared with total liabilities of $0 as at June 30, 2011.  The increase in total liabilities is attributed to an  increase in accounts payable and accrued liabilities of $4,675 on June 30, 2012 from $0 on June 30, 2011.

As of June 30, 2012, the Company has a working capital deficit of $4,675 compared with working capital deficit of $0 at June 30, 2011 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from 0 on June 30, 2011 to $4,675 on June 30, 2012.

Cashflow from Operating Activities

During the year ended June 30, 2012 the Company used $0 of cash for operating activities compared to $0 of cash provided used by operating activities during the year ended June 30, 2011.

Cashflow from Financing Activities

During the years ended June 30, 2012 and June 30, 2011, the Company did not receive any cash from financing activities.

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
JUNE 30, 2011 AND 2012

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
All State Property Holdings, Inc.

I have audited the accompanying balance sheets of All State PropertyHoldings, Inc. (the "Company") as of June 30, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2012.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSnax International, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
Bayville, NJ 08721

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$4,675	$-
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	4,675	-

Total liabilities	4,675	-

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2012 and 2011,
respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 and 280,468,909 shares issued and outstanding
at June 30, 2012 and 2011, respectively	296,418	28,065
Additional paid-in capital	121,373,231	118,163,898
Accumulated deficit	(121,674,324)	(118,191,963)
Total stockholders' deficit	(4,675)	-

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Year Ended June 30,
	2012	2011

Revenues	$-	$-

Operating expenses
Officers' salaries	-	216,555
Professional fees	-	69,460
Office expense	-	-
Investor relations expenses	-	-
Other general and administrative expenses	3,443,246	106,969,040
Total operating expenses	3,443,246	107,255,055

Loss from operations	(3,443,246)	(107,255,055)

Other income (expense)
Loss on settlement of debt	-	(8,188,338)
Interest expense	-	(52,654)
Total other income (expense)	-	(8,240,992)

Net loss	$(3,443,246)	$(115,496,047)

Basic and fully diluted loss per common share	$-	$(1.23)

Basic and fully diluted weighted average
common shares outstanding	2,518,156,995	93,992,492

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2011 and 2012

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2010	-	-	271,335	27	2,110,703	(2,695,916)	(113,455,994)

Shares issued for promissory notes payable	-	-	56,600,000	5,660	8,821,140	-	8,826,800
Shares issued for anti-dilutive cause	-	-	223,777,574	22,378	107,232,055	-	107,254,433
Net loss	-	-	-	-	-	(115,496,047)	(115,496,047)

Balance at June 30, 2011	-	-	280,648,909	28,065	118,163,898	(118,191,963)	-

Shares issued for anti-dilutive cause	-	-	2,292,380,819	229,238	3,209,333	-	3,438,571
Stock dividend	-	-	391,151,812	39,115	-	(39,115)	-
Net loss	-	-	-	-	-	(3,443,246)	(3,443,246)

Balance at June 30, 2012	-	$-	2,964,181,540	$296,418	$121,373,231	$(121,674,324)	$(4,675)

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

For the Year Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(3,443,246)	$(115,496,047)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share based compensation	3,438,571	107,254,433
Loss on extinquishment of debt	-	8,188,338
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,675	52,276
Increase (decrease) in accrued liabilities	-	-
Borrowings on related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of founder's shares	-	-
Conversion of accounts payable to promissory note	-	-
Conversion of accrued salaries to notes payable	-	-
Shares of common stock issued for promissory note	-	334,139

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2012, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company has not yet adopted a policy regarding the payment of dividends.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2012 and 2011, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

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

As of June 30, 2012 and 2011, the Company's has no issued and outstanding warrants or options.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

3.  Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30
	2012	2011
Income tax expense at statutory rate	229,543	(9,882)
Valuation Allowance	(229,543)	9,882
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of June 30
	2012	2011
Net Operating Loss Carryover	277,107	$(9,882)
Valuation Allowance	(277,107)	9,882
Net Deferred Tax Asset	$-	$-

The Company has a net operating loss carryover of $659,249 as of June 30, 2012 which expires beginning in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year's loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2012 and 2011, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2012 or 2011.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2012 and 2011.

On September 8, 2009, the Company increased the authorized Common Stock from 100,000,000 to 200,000,000 shares. These shares had an authorized par value of $0.0001.  In conjunction with the conversion to a corporation, occurring during fiscal 2008, the Company issued 3,118,065 shares on a one for one basis for each partnership unit.  Concurrent with that transaction 129,950 shares were retired.  Additionally, 5,021,000 Founder's shares were issued in conjunction with the change in control of the Company.

Also occurring during fiscal 2008, the Company issued 800,000 shares of its' common stock in exchange for a note payable from a related party. No gain or loss was recorded on the settlement of this note due to its' related party nature.

Pursuant to the agreement with MB Consulting Services, LLC (hereinafter "MB Consulting") through which MB Consulting would acquire fifty and one one-thousandth percent (50.001%) of the anti-dilutive capital stock of the Company from Belmont Partners, LLC, was issued  9,180,885 shares and later issued an additional 90,821,115 shares of anti-dilutive Restricted Common Stock as founder's shares after the change in control. Also, on September 22, 2009, the Company, in accordance with the agreement, issued 2,488,014 Shares of anti-dilutive Restricted Common Stock to Belmont Partners, LLC as founder's shares.

On August 28, 2009, the Company executed a promissory note for $12,250 and pledged 12,250,000 shares of Unrestricted Common Stock as a result of transaction structure legal fees which occurred previously, and for which the Company was obligated.  This obligation was satisfied on October 21, 2009. Shares of the Company's common stock have been valued at market on the date obligated and set aside.  This transaction, while unusual, was believed by management to add value to the Company by the retention of a suitable financial and legal expert.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

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

A majority interest in the Company's outstanding capital stock was acquired by EnergyOne Technologies, Inc. on September 20, 2010 in a purchase of all assets of the Company's majority shareholder, MB Consulting Services, LLC.

The Company's new management, in an attempt to reduce the number of authorized shares authorized a decrease in authorized shares of its common stock on September 21, 2010.  Paperwork was filed with the Secretary of State for Nevada, but it was later discovered that this transaction was not effective, so on September 30, 2010, the Company filed the appropriate paperwork to unravel the reduced common stock for the Company.

5.   Related Party Transactions

During fiscal 2008, funds were advanced to the Company by a former officer for working capital needs in the amount of $59,938.  The amounts were non-interest bearing, unsecured, with no stated terms for repayment.  Additionally, 800,000 shares of the Company's Common Stock was issued in exchange for a related party note payable in the amount of $26,577.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2012 and 2011

5.   Related Party Transactions (Cont.)

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2011, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2012. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2017 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended December 31, 2011 and/or December 31, 2012 and their current ages:

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2011	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2012	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2011	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2012	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2011 and June 30, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of October 16, 2017 regarding the beneficial ownership of our common and preferred stock (Series A), (a) each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) the Company's chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2012	2011
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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