Form 10-Q
period 2012-09-30
All State Properties Holdings, Inc.
filed 2017-10-17
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 31, 2012

or

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

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended September 30, 2012

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

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended September 30, 2012

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2012	2012
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$5,769	$4,675
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	5,769	4,675

Total liabilities	5,769	4,675

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30, and
June 30, 2012, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at September
30, and June 30, 2012, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,675,418)	(121,674,324)
Total stockholders' deficit	(5,769)	(4,675)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

Table of Content

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

Revenues	$-	$-

Operating expenses
Officers' salaries	-	-
Professional fees	-	-
Office expense	-	-
Investor relations expenses	-	-
Other general and administrative expenses	1,094	3,439,740
Total operating expenses	1,094	3,439,740

Loss from operations	(1,094)	(3,439,740)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$(1,094)	$(3,439,740)

Basic and fully diluted loss per common share	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	729,158,200

The accompanying notes are an integral part of these financial statements

F-3

Table of Content

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Three Months Ended
September 30,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$(1,094)	$(3,439,740)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock issued for anti-dilutive clause	-	3,438,571
Loss on extinquishment of debt	-	-
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	1,094	1,169
Increase (decrease) in accrued liabilities	-	-
Borrowings on related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these financial statements

F-4

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2012

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
The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in our 10-K Annual Report.
F5

Table of Content
 All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2012

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At September 30, 2012 and June 30, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
As of September 30, 2012, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
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
As of September 30, 2012 and June 30, 2012, the Company has no issued and outstanding warrants or options.
F-6

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three months ended September 30, 2012

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2012 and June 30, 2012.
At September 30, 2012 and June 30, 2012, the company had  2,964,181,540  and 2,964,181,540 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

 The Company has no other classes of shares authorized for issuance. At September 30, 2012, and June 30, 2012, there were no outstanding stock options or warrants.

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of September 30, 2012, the issued and outstanding shares of common stock totaled 2,964,191,540.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	June 30,
	2012	2012

Current Assets	$-	$-
Current Liabilities	5,769	4,675
Working Capital (Deficit)	(5,769)	(4,675)

Cash Flows

	September 30,	September 30,
	2012	2011

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended September 30, 2012 and 2011.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2012 were $1,094 compared with $3,439,740 for the three months ended September 30, 2011. The decrease in operating expenses was attributed to a decrease in general and administrative expenses from $3,439,740 for the three months ended September 30 2011 to $1,094 for the three months ended September 30, 2012, primarily related to a decrease in the value of shares issued for services.
 During the three months ended September 30, 2012, the Company recorded a net loss of $1,094, compared with net loss of $3,439,740 for the three months ended September 30, 2011.

Liquidity and Capital Resources

 As at September 30, 2012, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2012. As of September 30, 2012, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2012.

 As of September 30, 2012, the Company had total liabilities of $5,769 compared with total liabilities of $4,675 as at June 30, 2012.  The decrease in total liabilities is attributed to a decrease of account payable and accrued liabilities of $1,094.

 As of September 30, 2012, the Company has a working capital deficit of $5,769 compared with working capital deficit of $4,675 June 30, 2012 with the decrease in the working capital deficit attributed to the increases in accounts payable and accrued liabilities.

Cashflow from Operating Activities

 During the three months ended September 30, 2012 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the three months ended September 30, 2011.

Table of Content

Cashflow from Financing Activities

During the three months ended September 30, 2012 and September 30, 2011, the Company did not receive any cash from financing activities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit Number		Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:
		Form 8-K	7/17/2012	5.02
Departure of Directors or Certain Officers, Election of Directors; Appointment of Certain Officers, Compensatory Arrangements of Certain Officers

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th of October 2017.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,