Form 10-Q
period 2015-03-31
All State Properties Holdings, Inc.
filed 2017-10-17
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2015

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

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended March 31, 2015

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$16,707	$13,425
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	16,707	13,425

Total liabilities	16,707	13,425

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2015 and
June 30, 2014, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at March
31, 2015 and June 30, 2014, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,686,356)	(121,683,074)
Total stockholders' deficit	(16,707)	(13,425)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

Table of Content

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses
Officers' salaries	-	-	-	-
Professional fees	-	-	-	-
Office expense	-	-	-	-
Investor relations expenses	-	-	-	-
Other general and administrative expenses	1,094	1,094	3,282	3,282
Total operating expenses	1,094	1,094	3,282	3,282

Loss from operations	(1,094)	(1,094)	(3,282)	(3,282)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$(1,094)	$(1,094)	$(3,282)	$(3,282)

Basic and fully diluted loss per common share	$-	$-	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these financial statements

F-3

Table of Content

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Nine Months Ended
March 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(3,282)	$(3,282)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock issued for anti-dilutive clause	-	-
Loss on extinquishment of debt	-	-
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable	3,282	3,282
Increase (decrease) in accrued liabilities	-	-
Borrowings on related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Borrowings on debt	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these financial statements

F-4

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2015
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

Table of Content
All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2015

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At March 31, 2015 and June 30, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
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
As of March 31, 2015 and June 30, 2014, the Company has no issued and outstanding warrants or options.
F-6

Table of Content

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2015

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2015 and June 30, 2014.
At March 31, 2015 and June 30, 2014, the company had  2,964,181,540  and 2,964,181,540 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

The Company has no other classes of shares authorized for issuance. At March 31, 2015, and June 30, 2014, there were no outstanding stock options or warrants.

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of March 31, 2015, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	June 30,
	2015	2014

Current Assets	$-	$-
Current Liabilities	16,707	13,425
Working Capital (Deficit)	(16,707)	(13,425)

Cash Flows

	March 31,	March 31,
	2015	2014

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended March 31, 2015 and 2014.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2015 were $1,094 compared with $1,094 for the three months ended March 31, 2014.

 Operating expenses for the nine months ended March 31, 2015 were $3,282 compared with $3,282 for the nine months ended March 31, 2014.

 During the three months ended March 31, 2015, the Company recorded a net loss of $1,094. compared with net loss of $1,094 for the three months ended March 31, 2014.

     During the nine months ended March 31, 2015, the Company recorded a net loss of $3,282, compared with net loss of $3,282 for the nine months ended March 31, 2014.
 .

Liquidity and Capital Resources

 As at March 31, 2015, the Company's cash balance was $0 compared to cash balance of $0 as at March 31, 2014. As of March 31, 2015, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2014.

 As of March 31, 2015, the Company had total liabilities of $16,707 compared with total liabilities of $13,425 at March 31, 2014.  The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $3,282.

 As of March 31, 2015, the Company has a working capital deficit of $16,707 compared with working capital deficit of $13,425 March 31, 2014 with the increase in the working capital deficit attributed to the increases in accounts payable and accrued liabilities.

Cashflow from Operating Activities

 During the nine months ended March 31, 2015 the Company used $0  of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended March 31, 2014.

Table of Content

Cashflow from Financing Activities

During the six months ended March 31, 2015 and March 31, 2014, the Company did not receive any cash from financing activities.

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