Form 10-K
period 2017-06-30
All State Properties Holdings, Inc.
filed 2017-10-17
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 17, 2017, was $127,206.

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2017, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

FISCAL YEAR ENDED JUNE 30, 2016:	High	Low
September 30, 2015	$0.0001		$0.0001
December 31. 2015	$0.0001		$0.0001
March 31, 2016	$0.0001		$0.0001
June 30, 2016	$0.0001		$0.0001

FISCAL YEAR ENDED JUNE 30, 2017:
September 30, 2016	$0.0001	`	0.0001
December 31, 2016	$0.0001		$0.0001
March 31, 2017	$0.0001		$0.0001
June 30, 2017	$0.0001		$0.0001

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

As of June 30, 2017, there were 2,964,181,540 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2017, the Registrant had the following sale of unregistered securities:

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end.  As of June 30, 2017, the issued and outstanding shares of common stock totaled 2,573,029,728.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2017.

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2017	2016

Current Assets	$-	$-
Current Liabilities	26,550	22,175
Working Capital (Deficit)	(26,550)	(22,175)

Cash Flows

	June 30,	June 30,
	2017	2016

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED JUNE 30, 2017 COMPARED TO YEAR ENDED JUNE 30, 2016

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2017 and 2016.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2017 were $4,375 compared with $4,375 for the year ended June 30, 2016.

During the year ended June 30, 2017, the Company recorded a net loss of $4,375, compared with net loss of $4,375 for the year ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2017, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2016. As of June 30, 2017, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2016.

As of June 30, 2017, the Company had total liabilities of $26,550 compared with total liabilities of 22,175 as at June 30, 2016.  The increase in total liabilities is attributed to an  increase in accounts payable and accrued liabilities of $26,550 on June 30, 2017 from $22,175 on June 30, 2016.

As of June 30, 2017, the Company has a working capital deficit of $26,550 compared with working capital deficit of $22,175 at June 30, 2016 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from $22,175 on June 30, 2016 to $26,550 on June 30, 2017.

Cashflow from Operating Activities

During the year ended June 30, 2017 the Company used $0 of cash for operating activities compared to $0 of cash provided used by operating activities during the year ended June 30, 2016.

Cashflow from Financing Activities

During the years ended June 30, 2017 and June 30, 2016, the Company did not receive any cash from financing activities.

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
JUNE 30, 2016 AND 2017

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
All State Property Holdings, Inc.

I have audited the accompanying balance sheets of All State PropertyHoldings, Inc. (the "Company") as of June 30, 2017 and 2016, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2017.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSnax International, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

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
Bayville, NJ 08721

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2017	2016
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$26,550	$22,175
Accrued interest related parties	-	-
Due to related parties	-	-
Notes payable officers	-	-
Total current liabilities	26,550	22,175

Total liabilities	26,550	22,175

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2017 and 2016,
respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at June 30,
2017 and 2016, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,696,199)	(121,691,824)
Total stockholders' deficit	(26,550)	(22,175)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Year Ended June 30,
	2017	2016

Revenues	$-	$-

Operating expenses
Officers' salaries	-	-
Professional fees	-	-
Office expense	-	-
Investor relations expenses	-	-
Other general and administrative expenses	4,375	4,375
Total operating expenses	4,375	4,375

Loss from operations	(4,375)	(4,375)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$(4,375)	$(4,375)

Basic and fully diluted loss per common share	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2016 and 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2015	-	-	2,964,181,540	296,418	121,373,231	(121,687,449)	(17,800)

Net loss	-	-	-	-	-	(4,375)	(4,375)

Balance at June 30, 2016	-	-	2,964,181,540	296,418	121,373,231	(121,691,824)	(22,175)

Net loss	-	-	-	-	-	(4,375)	(4,375)

Balance at June 30, 2017	-	$-	2,964,181,540	$296,418	$121,373,231	$(121,696,199)	$(26,550)

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

For the Year Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(4,375)	$(4,375)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share based compensation	-	-
Loss on extinquishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,375	4,375
Increase (decrease) in accrued liabilities	-	-
Borrowings on related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of founder's shares	-	-
Conversion of accounts payable to promissory note	-	-
Conversion of accrued salaries to notes payable	-	-
Shares of common stock issued for promissory note	-	-

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2017 and 2016, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2017 and 2016, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

As of June 30, 2017 and 2016, the Company's has no issued and outstanding warrants or options.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

3.  Income Taxes (Cont.)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30
	2017	2016
Income tax expense at statutory rate	229,543	(9,882)
Valuation Allowance	(229,543)	9,882
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of June 30
	2017	2016
Net Operating Loss Carryover	(257,107)	$(9,882)
Valuation Allowance	257,107	9,882
Net Deferred Tax Asset	$-	$-

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

At June 30, 2017 and 2016, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2017 or 2016.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2017 and 2016.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2017 and 2016

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2017, our internal control over financial reporting was not effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2016 and/or June 30, 2017 and their current ages:

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2016, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2016	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2017	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2016	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2017	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2016 and June 30, 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2017	2016
Audit fees	$5,000	$5,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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