Form 10-Q/A
period 2014-03-31
All State Properties Holdings, Inc.
filed 2017-10-18
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A Amendment No 1

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

Explanatory Note

All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 17, 2017 (the “Original Filing Date”), solely to furnish the corrected Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL INSTANCE DOCUMENTS
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

No other changes have been made to the Form 10-Q/A. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18t h of October 2017.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,