Form 10-Q
period 2017-12-31
All State Properties Holdings, Inc.
filed 2018-07-09
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 9, 2018, there were 2,964,181,540 shares of the registrant's $0.0001 par value common stock issued and outstanding.

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended December 31, 2017

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitave and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

Part II
Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Mine Safety Disclosures	15
Item 5	Other Information	15
Item 6	Exhibits	16

Signatures		17

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended December 31, 2017

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2017	2017
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$-	$26,550
Due to related parties	53,842	-
Total current liabilities	53,842	26,550

Total liabilities	53,842	26,550

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at December 31, and
June 30, 2017, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at
December 31, and June 30, 2017, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,723,491)	(121,696,199)
Total stockholders' deficit	(53,842)	(26,550)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	-	1,094	27,292	2,188
Total operating expenses	-	1,094	27,292	2,188

Loss from operations	-	(1,094)	(27,292)	(2,188)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$-	$(1,094)	$(27,292)	$(2,188)

Basic and fully diluted loss per common share	$-	$-	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(27,292)	$(2,188)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	27,292	2,188
Increase (decrease) in related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Payment of accounts payable by related party	53,842	-

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and six months ended December 31, 2017

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

 All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and six months ended December 31, 2017

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At December 31, 2017 and June 30, 2017, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
As of December 31, 2017, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
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
As of December 31, 2017 and June 30, 2017, the Company has no issued and outstanding warrants or options.

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and six months ended December 31, 2017

Assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements.  These financial statements do not include any adjustments that might result from this uncertainty.

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2017 and June 30, 2017.
At December 31, 2017 and June 30, 2017, the company had  2,964,181,540  and 2,964,181,540 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

The Company has no other classes of shares authorized for issuance. At December 31, 2017, and June 30, 2017, there were no outstanding stock options or warrants.

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and six months ended December 31, 2017

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39%  to the net loss before provision for income taxes for the following reasons:

	December 31,
	2017	2016
Income tax expense at statutory rate	$10,644	$853
Valuation Allowance	(10,644)	(853)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of December 31, and June 30, 2017:

	December 31,	June 30,
	2017	2017
Net operating loss carryforward	$295,438	$288,817
Valuation Allowance	(295,438)	(288,817)
Net deferred tax asset	$-	$-

5.  Due to Related Parties

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of December 31, 2018, the issued and outstanding shares of common stock totaled 2,964,181,540.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2018.

RESULTS OF OPERATIONS

Working Capital

	December 31,	June 30,
	2017	2017

Current Assets	$-	$-
Current Liabilities	(53,842)	(26,550)
Working Capital (Deficit)	(53,842)	(26,550)

Cash Flows

	December 31,	Decemberr 31,
	2017	2016

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

We have generated revenues of $0 and $0 for the three months and six months ended December 31, 2017 and 2016.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2017 were $0 compared with $1,094 for the three months ended December 31, 2016.

 Operating expenses for the six months ended December 31, 2017 were $27,292 compared with $2,188 for the six months ended December 31, 2016.

 During the three months ended December 31, 2017, the Company recorded a net loss of $0. compared with net loss of $1,094 for the three months ended December 31, 2016.

     During the six months ended December 31, 2017, the Company recorded a net loss of $27,292. compared with net loss of $2,188 for the six months ended December 31, 2016.
 .

Liquidity and Capital Resources

 As at December 31, 2017, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2017. As of December 31, 2017, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2017.

 As of December 31, 2017, the Company had total liabilities of $53,842 compared with total liabilities of $26,550 as at June 30, 2017.  The increase in total liabilities is attributed to an increase in due to related parties of $53,842 and dcrease in accounts payable and accrued liabilities of $26,550.

 As of December 31, 2017, the Company has a working capital deficit of $24,363 compared with working capital deficit of $22,175 at June 30, 2017 with the decrease in the working capital deficit attributed to the increases of account payable and accrued liabilities of $2,188.

Cashflow from Operating Activities

 During the six months ended December 31, 2017 the Company used $0 of cash for operating activities compared to the use of $0 of cash for operating activities during the six months ended December 31, 2016.

Cashflow from Financing Activities

During the six months ended December 31, 2017 and December 31, 2018, the Company did not receive any cash from financing activities.

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

On July 2, 2018, All State Properties Holdings, Inc. (the “Company”) entered into a Settlement Agreement (the Settlement Agreement") as filed on Form 8-K that same date, whereby the parties terminated their Common Stock Purchase Agreement (the "Purchase Agreement") dated December 8, 2017 with Maurice Parham of Missouri City, Texas filed on Form 8-K on December 11, 2017 in accordance with the termination provisions in said Purchase Agreement, and return the parties to their pre-Purchase Agreement status thereby Maurice Pelham resigned from the Company and Joseph C. Passalqua wa reinstated to the the Board of Directors of the Company.  Maurice Parham will not traansfer to the Company the rights to the Universal Nation business plan.  The Company shall reinstate its name as All State Properties Holdings, Inc. and cancel its plan for an 80-1 reverse split of its existing shares and issue 200,000,000 New Shares.

ITEM 6.	EXHIBITS

Exhibit	Incorporated by reference			Filed
Number	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

	Current Report, Item 1.01, 502, 503 and 9.01 Enter into a material Definitive Agreement	8-K	12-11-2017	171248823
	Current Report, Item 8.01, Note to Shareholders	8-K	12-13-2017	171253612
	Current Report, Item 8.01, Note to Shareholders	8-K	12-20-2017	186140079

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th of July 2018

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,