Form 10-Q
period 2018-03-31
All State Properties Holdings, Inc.
filed 2018-07-09
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

All-State Properties Holdings, Inc.
Form 10-Q

For the Fiscal Quarter Ended March 31, 2018

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

All-State Properties Holdings, Inc.

Financial Statements
For the Fiscal Quarter Ended March 31, 2018

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$	$26,550
Due to related parties	53,842	-
Total current liabilities	53,847	26,550

Total liabilities	53,847	26,550

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2018 and
June 30, 2017, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at March
31, 2018 and June 30, 2017, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,723,491)	(121,696,199)
Total stockholders' deficit	(53,842)	(26,550)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	-	1,094	27,292	3,282
Total operating expenses	-	1,094	27,292	3,282

Loss from operations		(1,094)	(27,292)	(3,282)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$-	$(1,094)	$(27,292)	$(3,282)

Basic and fully diluted loss per common share	$-	$-	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Nine Months Ended
March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(27,292)	$(3,282)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	27,292	3,282
Increase (decrease) in related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Borrowings on debt	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Payment of accounts payable by related party	53,842	-

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2018

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

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2018

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. At March 31, 2018 and June 30, 2017, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.
As of March 31, 2018, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.
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
As of March 31, 2018 and June 30, 2017, the Company has no issued and outstanding warrants or options.
F-6

All State Properties Holdings, Inc.
Notes to Financial Statements
For the three and nine months ended March 31, 2018

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

3. Capital Stock
The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2018 and June 30, 2017.
At March 31, 2018 and June 30, 2017, the company had  2,964,181,540  and 2,964,181,540 common shares issued and outstanding, respectively.  These shares reflect the 1 for 500 share reverse split which occurred April 5, 2011.

The Company has no other classes of shares authorized for issuance. At March 31, 2018, and June 30, 2017, there were no outstanding stock options or warrants.
4.Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39%  to the net loss before provision for income taxes for the following reasons:

	March 31,
	2018	2017
Income tax expense at statutory rate	$10,644	$1,280
Valuation Allowance	(10,644)	(1,280)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of March 31, 2018, and June 30, 2017:

	March 31,	June 30,
	2018	2017
Net operating loss carryforward	$295,438	$288,817
Valuation Allowance	(295,438)	(288,817)
Net deferred tax asset	$-	$-

5.  Due to Related Parties

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

F-7

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of March 31, 2018, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	June 30,
	2018	2017

Current Assets	$-	$-
Current Liabilities	53,842	26,550
Working Capital (Deficit)	(53,842)	(26,550)

Cash Flows

	March 31,	March 31,
	2018	2017

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

Operating Revenues

We have generated revenues of $0 and $0 for the three months and nine months ended March 31, 2018 and 2017.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2018 were $0 compared with $1,094 for the three months ended March 31, 2017. The decrease in operating expenses was attributed to a decrease in other general and administrative expenses from $0 for the three months ended March 31, 2018 to $1,094 for the three months ended March 31, 2017.

Operating expenses for the nine months ended March 31, 2018 were $27,202 compared with $3,282 for the nine months ended March 31, 2017. The increase in operating expenses was attributed to a decrease in general and adminstrative expenses from $27,292 for the nine months ended March 31, 2018 to $3,282 for the nine months ended March 31, 2017, primarily related to an increase in professional fees.

 During the three months ended March 31, 2018, the Company recorded a net loss of $0. compared with net loss of $1,094 for the three months ended March 31, 2017.

     During the nine months ended March 31, 2018, the Company recorded a net loss of $27,292, compared with net loss of $3,282 for the nine months ended March 31, 2017.
 .

Liquidity and Capital Resources

 As at March 31, 2018, the Company's cash balance was $0 compared to cash balance of $0 as at March 31, 2017. As of March 31, 2018, the Company's total assets were $0 compared to total assets of $0 as at March 31, 2017.

 As of March 31, 2018, the Company had total liabilities of $53,842 compared with total liabilities of $26,550 at March 31, 2017.  The increase in total liabilities is attributed to an increase of due to related party of $53,842 and a decrease of account payable and accrued liabilities of $26,550.

 As of March 31, 2018, the Company has a working capital deficit of $53,842 compared with working capital deficit of $26,550 March 31, 2017 with the decrease in the working capital deficit attributed to the decrease in accounts payable and accrued liabilities and an increase in due to related parties.

Cashflow from Operating Activities

 During the nine months ended March 31, 2018 the Company used $0  of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended March 31, 2017.

Cashflow from Financing Activities

During the six months ended March 31, 2018 and March 31, 2017, the Company did not receive any cash from financing activities.

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

On July 2, 2018, All State Properties Holdings, Inc. (the "Company") entered into a Settlement Agreement (the Settlement Agreement") as filed on Form 8-K that same date, whereby the parties terminated their Common Stock Purchase Agreement (the "Purchase Agreement") dated December 8, 2017 with Maurice Parham of Missouri City, Texas filed on Form 8-K on December 11, 2017 in accordance with the termination provisions in said Purchase Agreement, and return the parties to their pre-Purchase Agreement status thereby Maurice Pelham resigned from the Company and Joseph C. Passalqua wa reinstated to the the Board of Directors of the Company. Maurice Parham will not traansfer to the Company the rights to the Universal Nation business plan. The Company shall reinstate its name as All State Properties Holdings, Inc. and cancel its plan for an 80-1 reverse split of its existing shares and issue 200,000,000 New Shares.

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

Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th of July 2019.

ALL-STATE PROPERTIES HOLDINGS, INC.
(the "Registrant")

BY:	JOSEPH PASSALAQUA
Joseph Passalaqua
President, Principal Executive Officer,