Form 10-K
period 2018-06-30
All State Properties Holdings, Inc.
filed 2018-10-09
CIK 745543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 9, 2018, was $381,619.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.2,964,181,540 shares of common stock are outstanding as of October 9, 2018.

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2018, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

On December 8, 2017, the Company entered into a Common Stock Purchase Agreement with Maurice Parham.  Under said Purchase Agreement, the Parties agreed that Joseph Passalaqua would resign from the Board of Directors of the Company and was replaced by Maurice Parham.  Maurice Parham was to immediately transfer to the Company the rights to the Universal Nation business plan.  Friction & Heat shall cancel its Reduced Control Stock and the Company shall issue the same amount of newly issued shares in exchange of the outstanding debt owed by the Company to Friction as of the date of execution of the Purchase Agreement.

On July 2, 2018, the Company entered into a Settlement Agreement, whereby the parties terminated their Purchase Agreement dated December 8, 2017 with Maurice Parham in accordance with the termination provisions in said Purchase Agreement, and return the parties to their pre-Purchase Agreement status. Thereby Maurice Pelham resigned from the Company and Joseph Passalaqua was reinstated to the Board of Directors of the Company. Maurice Parham will not transfer to the Company the rights to the Universal Nation business plan.

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

FISCAL YEAR ENDED JUNE 30, 2017:	High	Low
September 30, 2016	$0.0001		$0.0001
December 31. 2016	$0.0001		$0.0001
March 31, 2017	$0.0001		$0.0001
June 30, 2017	$0.0001		$0.0001

FISCAL YEAR ENDED JUNE 30, 2018:
September 30, 2017	$0.0001	`	0.0001
December 31, 2017	$0.0001		$0.0001
March 31, 2018	$0.0001		$0.0001
June 30, 2018	$0.0001		$0.0001

SHAREHOLDERS OF RECORD

As of October 9, 2018, there were approximately 1,206 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of June 30, 2018, there were 2,964,181,540 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2018, the Registrant had the following sale of unregistered securities:

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end.  As of June 30, 2018, the issued and outstanding shares of common stock totaled 2,964,181,540.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2018	2017

Current Assets	$-	$-
Current Liabilities	59,842	26,550
Working Capital (Deficit)	(59,842)	(26,550)

Cash Flows

	June 30,	June 30,
	2018	2017

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	-	-

YEAR ENDED JUNE 30, 2018 COMPARED TO YEAR ENDED JUNE 30, 2017

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2018 and 2017.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2018 were $33,292 compared with $4,375 for the year ended June 30, 2017.

During the year ended June 30, 2018, the Company recorded a net loss of $33,292, compared with net loss of $4,375 for the year ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018, the Company's cash balance was $0 compared to cash balance of $0 as at June 30, 2017. As of June 30, 2018, the Company's total assets were $0 compared to total assets of $0 as at June 30, 2017.

As of June 30, 2018, the Company had total liabilities of $59,842 compared with total liabilities of $26,505 as at June 30, 2017.  The increase in total liabilities is attributed to a decrease in accounts payable and accrued liabilities of $6,000 on June 30, 2018 from $26,550 on June 30, 2017 and an increase in due to related parties of $53,842 on June 30,2018 from $0 on June 30, 2017.

As of June 30, 2018, the Company has a working capital deficit of $59,842 compared with working capital deficit of $26,550 at June 30, 2017 with the increase in the working capital deficit attributed to a decrease in accounts payable and accrued liabilities of $6,000 on June 30, 2018 from $26,550 on June 30, 2017 and an increase in due to related parties of $53,842 on June 30,2018 from $0 on June 30, 2017.

Cashflow from Operating Activities

During the year ended June 30, 2018 the Company used $0 of cash for operating activities compared to $0 of cash provided used by operating activities during the year ended June 30, 2017.

Cashflow from Financing Activities

During the years ended June 30, 2018 and June 30, 2017, the Company did not receive any cash from financing activities.

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
JUNE 30, 2017 AND 2018

C O N T E N T S

Boyle CPA, LLC
Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of All State Properties Holdings, Inc.

Opinion on the Financial Statements

I have audited the accompanying balance sheet of All State Properties Holdings, Inc. (the "Company") as of June 30, 2018 and 2017, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements").  In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America

Basis of Opinion

These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the Company's financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and am required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company's continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management's plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

I have served as the Company's auditor since 2017

Bayville, NJ
October 9, 2018
361 Hopedale Drive SE	P (732) 822-4427
Bayville,NJ 08721	F (732) 510-0665

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2018	2017
Assets

Current Assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$6,000	$26,550
Due to related parties	53,842	-
Total current liabilities	59,842	26,550

Total liabilities	59,842	26,550

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2018 and 2017,
respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding at June 30,
2018 and 2017, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,729,491)	(121,696,199)
Total stockholders' deficit	(59,842)	(26.550)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Year Ended June 30,
	2018	2017

Revenues	$-	$-

Operating expenses
Other general and administrative expenses	33,292	4,375
Total operating expenses	33,292	4,375

Loss from operations	(33,292)	(4,375)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$(33,292)	$(4,375)

Basic and fully diluted loss per common share	$-	$-

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2017 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2016	-	-	2,964,181,540	296,418	121,373,231	(121,691,824)	(22,175)

Net loss	-	-	-	-	-	(4,375)	(4,375)

Balance at June 30, 2017	-	-	2,964,181,540	296,418	121,373,231	(121,696,199)	(26,550)

Net loss	-	-	-	-	-	(33,292)	(33,292)

Balance at June 30, 2018	-	$-	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

For the Year Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(33,292)	$(4,375)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share based compensation	-	-
Loss on extinquishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	33,292	4,375
Increase (decrease) in accrued liabilities	-	-
Borrowings on related party payable	-	-
Repayments on related party payable	-	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Payment of accounts payable by related party	$53,842	-

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2018 and 2017

1. Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties Holdings, Inc., a corporation (the "Company") was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the "Partnership"). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2018 and 2017, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2018, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company has not yet adopted a policy regarding the payment of dividends.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2018 and 2017

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None
Level 2:  None
Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2018 and 2017, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2018 and 2017

1. Organization, Description of Business, and Basis of Accounting (Cont.)

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

As of June 30, 2018 and 2017, the Company's has no issued and outstanding warrants or options.

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
The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	June 30
	2018	2017
Income tax expense at statutory rate	301,801	(288,817)
Valuation Allowance	(301,801)	288,817
Income tax expense per books	$-	$-

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2018 and 2017

3. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30
	2018	2017
Net Operating Loss Carryover	(162,509)	$(155,518)
Valuation Allowance	162,509	155,518
Net Deferred Tax Asset	$-	$-

The Company has a net operating loss carryover of $773,852 as of June 30, 2018 which expires starting in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income for a period of 20 years for each tax year's loss.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2018 and 2017, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2017 or 2018.

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2018 and 2017.

At June 30, 2018 and 2017, the Company had 2,964,181,540  and 2,964,181,540 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At June 30, 2018 and 2017, there were no outstanding stock options or warrants.

5.   Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements
For the years ended June 30, 2018 and 2017

6.   Common Stock Purchase Agreement and Settlement Agreement

On December 8, 2017, the Company entered into a Common Stock Purchase Agreement (the "Purchase Agreement") with Maurice Parham.  Under said Purchase Agreement, the Parties agreed that Joseph Passalaqua would resign from the Board of Directors of the Company and was replaced by Maurice Parham.  Maurice Parham was to immediately transfer to the Company the rights to the Universal Nation business plan.  Friction & Heat shall cancel its Reduced Control Stock and the Company shall issue the same amount of newly issued shares in exchange of the outstanding debt owed by the Company to Friction as of the date of execution of the Purchase Agreement.

On July 2, 2018, the Company entered into a Settlement Agreement (the Settlement Agreement"), whereby the parties terminated their Purchase Agreement dated December 8, 2017 with Maurice Parham in accordance with the termination provisions in said Purchase Agreement, and return the parties to their pre-Purchase Agreement status. Thereby Maurice Pelham resigned from the Company and Joseph Passalaqua was reinstated to the Board of Directors of the Company. Maurice Parham will not transfer to the Company the rights to the Universal Nation business plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2018.  In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2017 and/or June 30, 2018 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	69	Chief Executive Officer, Secretary and Director	2010

Carman J. Carbona	55	Chief Financial Officer and Director	2010

Joseph C. Passalaqua

Mr. Passalaqua, 69, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

Carmen Joseph Carbona

Carmen Joseph Carbona, 55, has been employed by Health Direct, a division of Kinney Drugs, since 2005 as a Pharmaceutical Representative providing hospitals, nursing homes, group homes and clinics with pharmaceutical supplies.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2017	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2018	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2017	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2018	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2017 and June 30, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2018 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2018	2017
Audit fees	$12,500	$12,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 9, 2018.

View Systems, Inc.

By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)