Form 10-Q
period 2018-12-31
All State Properties Holdings, Inc.
filed 2020-07-10
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-12895

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0252180
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

106 Glenwood Drive
Liverpool, New York	13090
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,964,181,540 shares of common stock as of July 10, 2020.

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2018

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2018	2018
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 2,500	$ 6,000
Due to related parties	67,416	53,842
Total current liabilities	69,916	59,842

Total liabilities	69,916	59,842

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30 and
June 30, 2018, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,739,565)	(121,729,491)
Total stockholders' deficit	(69,916)	(59,842)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	4,074	-	10,074	27,292
Total operating expenses	4,074	-	10,074	27,292

Loss from operations	(4,074)	-	(10,074)	(27,292)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (4,074)	$ -	$ (10,074)	$ (27,292)

Basic and fully diluted loss per common share	$ -	$ -	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (10,074)	$ (27,292)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	(3,500)	27,292
Increase (decrease) in due to related parties	13,574	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Six Months Ended December 31, 2018 and 2017
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)

Net loss for the three months ended September 30, 2018	-	-	-	-	-	(6,000)	(6,000)

Balance at September 30, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,735,491)	(65,842)

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(4,074)	(4,074)

Balance at December 31, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,739,565)	$(69,916)

Balance at June 30, 2017	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,696,199)	$(26,550)

Net loss for the three months ended September 30, 2017	-	-	-	-	-	(27,292)	(27,292)

Balance at September 30, 2017	-	-	2,964,181,540	296,418	121,373,231	(121,723,491)	(53,842)

Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-

Balance at December 31, 2017	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,723,491)	$(53,842)

The accompanying notes are an integral part of these unaudited financial statements
F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2018

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

Accounting Basis

These financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America (“U.S. GAAP”) consistently applied.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2018 and June 30, 2018, respectively, the deferred tax asset and deferred tax liability accounts

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2018

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of December 31, 2018, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2018

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

As of December 31, 2018, and June 30, 2018, the Company has no issued and outstanding warrants or options.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  These financial statements do not include any adjustments that might result from this uncertainty.

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2018 and June 30, 2018.

At December 31, 2018 and June 30, 2018, the company had 2,964,181,540 common shares issued and outstanding.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2018

3. Capital Stock (Cont.)

The Company has no other classes of shares authorized for issuance. At December 31, 2018, and June 30, 2018, there were no outstanding stock options or warrants.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	December 31,
	2018	2017
Income tax expense at statutory rate	$ 2,116	$ 10,644
Valuation Allowance	(2,116)	(10,644)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of December 31, and June 30, 2018:

	December 31,	June 30,
	2018	2018
Net Operating Loss Carryover	$ 173,843	$ 162,509
Valuation Allowance	(173,843)	(162,509)
Net Deferred Tax Asset	$ -	$ -

5.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2018

6.Common Stock Purchase Agreement and Settlement Agreement

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

6.Subsequent Events

On April 27, 2020, the District Court in Clark County Nevada issued a Default Judgement against defendants Wayne Mower, Robert Kroff and Joseph Moretti stating that their actions including authorizing a 7,500 for 1 reverse stock split of the Registrant were neither authorized nor permitted.  The Court stated that the Defendants were not authorized to engage in a reverse stock split. Neither did these Defendants had any ownership or management interest in the company.  The Court stated that these Defendants acted with clear disregard of the rights of the shareholders and management.  That these Defendants conspired to deprive the shareholders, of their interest in the company.  The Court Concluded that the acts of these Defendants were those of fraudulent rogue actors without any authority.

On May 28, 2020, the majority of the shareholders and board of directors of the Registrant approved a name change for the Registrant to Petro U.S.A., Inc. to reflect a change in the business to become an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.

The majority of the shareholders and board of directors of the Registrant approved a 100,000 to 1 reverse split of all issued common shares from its current 2,964,181,540 issued and outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2018.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2018	2018

Current Assets	$ -	$ -
Current Liabilities	69,916	59,842
Working Capital (Deficit)	$(69,916)	$(59,842)

Cash Flows

	December 31,	June 30,
	2018	2018

Cash Flows from (used in) Operating Activities	$-	$27,292
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$27,292-

Operating Revenues

We have generated no revenues for the three months and six months ended December 31, 2018.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2018 were $4,074 compared with $0 for the three months ended December 31, 2017.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $0 for the three months ended December 31, 2017 to $4,076 for the three months ended December 31, 2018.

 Operating expenses for the six months ended December 31, 2018 were $10,974 compared with $27,292 for the six months ended December 31, 2017. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $27,292 for the six months ended December 31, 2017 to $10,074 for the six months ended December 31, 2018

 During the three months ended December 31, 2018, the Company recorded a net loss of $4,074. compared with net loss of $0 for the three months ended December 31, 2017.

During the six months ended December 31, 2018, the Company recorded a net loss of $10,074. compared with net loss of $27,292 for the six months ended December 31, 2017.

Liquidity and Capital Resources

 As of December 31, 2018, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2017. As of December 31, 2018, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2017.

 As of December 31, 2018, the Company had total liabilities of $69,916 compared with total liabilities of $59,842 as of June 30, 2017. The increase in total liabilities is attributed to an increase in due to related parties from $53,842 for the year ended June 30, 2018 to $67,416 for the six months ended December 31, 2018, and a decrease of account payable and accrued liabilities from $6,000 for the year ended June 30, 2018 to $2,500 for the six months ended December 31, 2018.

 As of December 31, 2018, the Company has a working capital deficit of $69,916 compared with working capital deficit of $59,842 at June 30, 2017 with the decrease in the working capital deficit attributed to the increases of account payable and accrued liabilities of $2,188.

Cashflow from Operating Activities

During the six months ended December 31, 2018 the Company used $0 cash for operating activities compared to the use of $27,292 cash for operating activities during the six months ended December 31, 2017.

Cashflow from Financing Activities

During the six months ended December 31, 2018 and December 31, 2017, the Company did not receive any cash from financing activities.

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

Future Financing

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2020	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer, and President