Form 10-Q
period 2019-03-31
All State Properties Holdings, Inc.
filed 2020-07-10
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2018	2018
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 3,000	$ 6,000
Due to related parties	67,661	53,842
Total current liabilities	70,661	59,842

Total liabilities	70,661	59,842

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30 and
June 30, 2018, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,740,310)	(121,729,491)
Total stockholders' deficit	(70,661)	(59,842)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	745	-	10,819	27,292
Total operating expenses	745	-	10,819	27,292

Loss from operations	(745)	-	(10,819)	(27,292)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (745)	$ -	$ (10,819)	$ (27,292)

Basic and fully diluted loss per common share	$ -	$ -	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (10,819)	$ (27,292)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	(3,000)	27,292
Increase (decrease) in due to related parties	13,819	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Six Months Ended December 31, 2018 and 2017
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)
Net loss for the three months ended September 30, 2018	-	-	-	-	-	(6,000)	(6,000)
Balance at September 30, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,735,491)	(65,842)
Net loss for the three months ended December 31, 2018	-	-	-	-	-	(4,074)	(4,074)
Balance at December 31, 2018			2,964,181,540	296,418	121.373,231	(121,739,565)	(69,915)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(745)	(745)
Balance at March 31, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,740,310)	$(70,661

Balance at June 30, 2017	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,696,199)	$(26,550)
Net loss for the three months ended September 30, 2017	-	-	-	-	-	(27,292)	(27,292)
Balance at September 30, 2017	-	-	2,964,181,540	296,418	121,373,231	(121,723,491)	(53,842)
Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-
Balance at December 31, 2017	-	-	2,964,181,540	296,418	121,373.231	(121,723,491)	(53,842)
Net loss for the three months ended March 31, 2018				-	-	-	-
Balance at March 31, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,723,491)	$(53,842)

The accompanying notes are an integral part of these unaudited financial statements
F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

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

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

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

As of March 31, 2019, and June 30, 2018, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2019 and June 30, 2018.

At March 31, 2019 and June 30, 2018, the company had 2,964,181,540 common shares issued and outstanding.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

3. Capital Stock (Cont.)

The Company has no other classes of shares authorized for issuance. At March 31, 2019, and June 30, 2018, there were no outstanding stock options or warrants.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	March 31,
	2019	2018
Income tax expense at statutory rate	$ 2,272	$ 10,644
Valuation Allowance	(2,272)	(10,644)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of March 31, 2019 and June 30, 2018:

	March 31,	June 30,
	2019	2018
Net Operating Loss Carryover	$ 174,588	$ 162,509
Valuation Allowance	(174,588)	(162,509)
Net Deferred Tax Asset	$ -	$ -

5.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

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

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2018.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	June 30,
	2019	2018

Current Assets	$ -	$ -
Current Liabilities	70,661	59,842
Working Capital (Deficit)	$(70,661)	$(59,842)

Cash Flows

	March 31,	June 30,
	2019	2018

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three months and nine months ended December 31, 2018.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2019 were $745 compared with $0 for the three months ended March 31, 2018.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $0 for the three months ended March 31, 2018 to $745 for the three months ended March 31, 2019.

 Operating expenses for the nine months ended March 31, 2019 were $10,974 compared with $27,292 for the nine months ended March 31, 2018. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $27,292 for the nine months ended March 31, 2019 to $10,819 for the nine months ended March 31, 2018.

 During the three months ended March 31, 2019, the Company recorded a net loss of $745. compared with net loss of $0 for the three months ended March 31, 2018.

During the nine months ended March 31, 2019, the Company recorded a net loss of $10,819. compared with net loss of $27,292 for the nine months ended March 31, 2018.

Liquidity and Capital Resources

 As of March 31, 2019, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2018. As of March 31, 2019, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2018.

 As of March 31, 2019, the Company had total liabilities of $70,661 compared with total liabilities of $59,842 as of June 30, 2018. The increase in total liabilities is attributed to an increase in due to related parties from $53,842 for the year ended June 30, 2018 to $67,661 for the nine months ended March 31, 2019, and a decrease of account payable and accrued liabilities from $6,000 for the year ended June 30, 2018 to $3,000 for the six months ended March 31, 2019.

 As of March 31, 2019, the Company has a working capital deficit of $70,661 compared with working capital deficit of $59,842 at June 30, 2018.

Cashflow from Operating Activities

During the nine months ended March 31, 2019 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the six months ended March 31, 2018.

Cashflow from Financing Activities

During the nine months ended March 31, 2018 and March 31, 2018, the Company did not receive any cash from financing activities.

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

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President