Form 10-K
period 2019-06-30
All State Properties Holdings, Inc.
filed 2020-07-10
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(315) 451-7515
Registrant’s telephone number Including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 12, 2020, was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.2,964,181,540 shares of common stock are outstanding as of July 10, 2020.

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

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

All State Properties L.P., a limited partnership (the “Partnership”) was organized under the Revised Uniform Limited Partnership Act of Delaware on April 27, 1984 to conduct the business formerly carried on by its predecessor corporation, All State Properties, Inc. (the “Corporation”); and together with the Partnership, the “Company”. In March 2007 Hubei Longdan (Delaware), Inc. (“Longdan Delaware” and “Subsidiary”) was organized under the laws of the State of Delaware as a wholly owned subsidiary of the Company. Longdan Delaware had only nominal assets and no liabilities and had conducted no activities except in connection with the transactions contemplated by the Acquisition Agreement.  The Company together with Longdan Delaware referred to herein as the “Registrant”. Pursuant to a Plan of Liquidation adopted by shareholders of the Corporation on September 30, 1984, the Corporation transferred substantially all of its assets to the Partnership, and the Corporation distributed such limited partnership interests to its shareholders. The Registrant was engaged since inception in land development and the construction and sale of residential housing in various parts of the eastern United States and in Argentina with its most recent transactions being in Florida.

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

(iii)Other Agreements

On December 20, 2007, Belmont Partners, LLC (“Belmont”), a Virginia limited liability company, entered into an agreement (the “Agreement”) with the Company and Stanley R. Rosenthal, an individual resident of the State of Florida ("Rosenthal").

Under the terms of the Agreement, Belmont has agreed to pay to the Company the sum of Twenty-Two Thousand Dollars ($22,000.00) (the “Loan”).  As consideration for the Loan, the Company and Rosenthal have agreed to grant Belmont a promissory note to repay the Loan, Rosenthal has agreed to resign as the General Partner of the Company and Joseph Meuse will be appointed the General Partner. In addition, Belmont shall pay for the reasonable legal costs and expenses incurred by the Company and Rosenthal in connection with this Agreement and all related agreements and transactions contemplated by the Agreement up to an amount not to exceed Ten Thousand Dollars ($10,000) in the aggregate (the “Legal Expenses”). To the extent Belmont pays any Legal Expenses in accordance with the above, the Company agrees that any such amount shall be added to the Loan as additional principal thereunder. Immediately upon execution of this Agreement, Belmont loaned to the Company four thousand dollars ($4,000.00) to be applied against the Legal Expenses.

In fiscal 2008, Stanley Rosenthal and Richard Astley surrendered 100,000 and 29,950 partnership units, respectively, back to the company. The return of the units was related to the dismissal of notes receivable in fiscal 2007. The notes receivable was non-recourse and payable solely from the Company’s distributions.

On February 28, 2008, Greenwich Holdings, LLC (“Greenwich”), a New York limited liability company, entered into an agreement (the “Agreement”) with Belmont Partners, LLC, a Virginia limited liability company (“Belmont”),

Under the terms of the Agreement, Greenwich has agreed to purchase a control block in All-State Properties L.P., a Delaware limited partnership (the “Company” or “ASP”) consisting of approximately fifty and one-thousandth percent (50.001%) of the outstanding common units of the Company (the “Control Block”). In consideration for the Control Block, Greenwich agreed to pay the Company One Hundred Eighty-Eight Thousand ($188,000.00) U.S. Dollars.

A copy of the Agreement entered into by and between Belmont and Greenwich was attached as exhibit 10.1 to this Current Report on Form8-K filed on March 3, 2008.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "ATPT". The following table sets forth the high and low-price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED JUNE 30, 2018:	High	Low
September 30, 2017	$0.0001		$0.0001
December 31. 2017	$0.0001		$0.0001
March 31, 2018	$0.0001		$0.0001
June 30, 2018	$0.0001		$0.0001

FISCAL YEAR ENDED JUNE 30, 2019:
September 30, 2018	$0.0001	`	0.0001
December 31, 2018	$0.0001		$0.0001
March 31, 2019	$0.0001		$0.0001
June 30, 2019	$0.0001		$0.0001

SHAREHOLDERS OF RECORD

As of July 10, 2020, there were approximately 1,206 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2019, there were 2,964,181,540 shares of our common stock issued and outstanding.

All of our issued and outstanding common shares (of which 1,692,117,623 shares are owned by officers, directors and principal stock holders) were issued  and have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2019, the Registrant had the following sale of unregistered securities:

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

Overview

   All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.  The Company has a June 30 year end. As of June 30, 2019, the issued and outstanding shares of common stock totaled 2,964,181,540.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2019.

RESULTS OF OPERATIONS

Working Capital	June 30	June 30
	2019	2018

Current Assets	$-	$-
Current Liabilities	73,561	59,842
Working Capital (Deficit)	$(73,561)	$(59,842)

Cash Flows	June 30	June 30
	2019	2018

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED JUNE 30, 2019 COMPARED TO YEAR ENDED JUNE 30, 2018

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2019 and 2018.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2019 were $13,719 compared with $33,292 for the year ended June 30, 2018.  The decrease in operating expenses were attributable to a decrease in general and administrative expenses from $33,292 for the year ended June 30, 2018 to $13,719 to the year ended June 30, 2019.

During the year ended June 30, 2019, the Company recorded a net loss of $33,292, compared with net loss of $13,719 for the year ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2018. As of June 30, 2019, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2018.

As of June 30, 2019, the Company had total liabilities of $73,561 compared with total liabilities of $59,842 as of June 30, 2018. The increase in total liabilities is attributed to a decrease in accounts payable and accrued liabilities from $6,000 on June 30, 2018 to $3,500 on June 30, 2019 and an increase in due to related parties from $53,842 on June 30,2018 to $70,061 on June 30, 2019.

As of June 30, 2019, the Company has a working capital deficit of $73,561 compared with working capital deficit of $59,842 at June 30, 2018 with the increase in the working capital deficit attributed to a decrease in accounts payable and accrued liabilities from $6,000 on June 30, 2018 to $3,500 on June 30, 2019 and an increase in due to related parties from $53,842 on June 30,2018 to $70,061 on June 30, 2019.

Cashflows from Operating Activities

During the year ended June 30, 2019 and June 30, 2018, the Company did not used any cash for operating activities.

Cashflows from Financing Activities

During the years ended June 30, 2019 and June 30, 2018, the Company did not receive any cash from financing activities.

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

CRITICAL ACCOUNTING POLICIES

We have one main products, namely the concealed weapons detection system. In all cases revenue is considered earned when the product is shipped to the customer, installed (if necessary) and accepted by the customer as a completed sale. Each product has an unconditional 30-day warranty, during which time the product can be returned for a complete refund. Customers can purchase extended warranties, which provide for replacement or repair of the unit beyond the period provided by the unconditional warranty. Warranties can be purchased for various periods but generally they are for one-year period that begins after any other warranties expire. The revenue from warranties is recognized on a straight-line bases over the period covered by the warranty. Prior to the issuance of financial statements management reviews any returns subsequent to the end of the accounting period which are from sales recognized during the accounting period and makes appropriate adjustments as necessary. Product prices are fixed or determinable and products are only shipped when collectability is reasonably assured.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALL STATE PROPERTIES HOLDINGS. INC.

FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of All State Properties Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of All State Properties Holdings, Inc. (the “Company”) as of June 30, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2017

Bayville, NJ

July 10, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2019	2018
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 3,500	$ 6,000
Due to related parties	70,061	53,842
Total current liabilities	73,561	59,842

Total liabilities	73,561	59,842

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,743,210)	(121,729,491)
Total stockholders' deficit	(73,561)	(59,842)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Years Ended
	June 30,
	2019	2018

Revenues	$ -	$ -

Operating expenses
Other general and administrative expenses	13,719	33,292
Total operating expenses	13,719	33,292

Loss from operations	(13,719)	(33,292)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$ (13,719)	$ (33,292)

Basic and fully diluted loss per common share	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2018 and 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)
Net loss for the three months ended September 30, 2018	-	-	-	-	-	(6,000)	(6,000)
Balance at September 30, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,735,491)	(65,842)
Net loss for the three months ended December 31, 2018	-	-	-	-	-	(4,074)	(4,074)
Balance at December 31, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,739,565)	(69,916)
Net loss for the three months ended March 31, 2019	-	-	-	-	-
Balance at March 31, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231

Balance at June 30, 2017	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,696,199)	$(26,550)
Net loss for the year ended June 30, 2018	-	-	-	-	-	(33,292)	(33,292)
Balance at June 30, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,729,491)	(59,842)
Net loss for the year ended June 30, 2019	-	-	-	-	-	(13,719)	(13,719)
Balance at June 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,743,210)	$(73,561)

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

For the Years Ended
June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$ (13,719)	$ (33,292)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	(2,500)	33,292
Increase (decrease) in due to related parties	16,219	-
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2019 and 2018

1.Organization, Description of Business, and Basis of Accounting

Business Organization

All State Properties Holdings, Inc., a corporation (the “Company”) was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2019 and 2018, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2019, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

Dividends

The Company has not yet adopted a policy regarding the payment of dividends.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2019 and 2018

1.Organization, Description of Business, and Basis of Accounting (Continued)

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

Level 1. Observable inputs such as quoted prices in active markets.

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2019 and 2018, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

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

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2019 and 2018

1.Organization, Description of Business, and Basis of Accounting (Continued)

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

As of June 30, 2019, and 2018, the Company’s has no issued and outstanding warrants or options.

2.Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  These financial statements do not include any adjustments that might result from this uncertainty

3.Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	June 30
	2019	2018
Income tax expense at statutory rate	2,881	12,984
Valuation Allowance	(2,881)	(12,984)
Income tax expense per books	$-	$-

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2019 and 2018

4.Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30:
	2019	2018
Net Operating Loss Carryover	$(177,488)	$(162,509)
Valuation Allowance	177,488	162,509
Net Deferred Tax Asset	$ -	$ -

The Company has a net operating loss carryover of $776,733 as of June 30, 2019 which expires starting in 2026. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income indefinitely.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2019 and 2018, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2019 or 2018.

5.Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2019 and 2018.

At June 30, 2019 and 2018, the Company had 2,964,181,540 and 2,964,181,540 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At June 30, 2019 and 2018, there were no outstanding stock options or warrants.

5. Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2019 and 2018

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

(1)pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions.

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2020 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2018 and/or June 30, 2019 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	70	Chief Executive Officer, Secretary and Director	2010

Carman J. Carbona	56	Chief Financial Officer and Director	2010

Joseph C. Passalaqua

Mr. Passalaqua, 70, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2018	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2019	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2018	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2019	$0	$0	$0	$0	$0	$0	$0	$0

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2018 and June 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2019 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock;  the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Joseph C. Passalaqua	Common	1,,692,117,623	7.279%
106 Glenwood Drive
Liverpool, NY 13090

Carman J. Carbona	Common	0	0%
937 Old Seneca Turnpike
Skaneateles, NY 13152

All Directors and officers as a group (2 members)	Common	1,692,117,623	57.279%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2019	2018
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

31.1	Rule 13a-15(e)/15d-15(e) Certification by the Chief Executive Officer *

31.2	Rule 13a-15(e)/15d-15(e) Certification by the Chief Financial Officer *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 2020.

All State Properties Holdings, Inc..

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)