Form 10-Q/A
period 2019-03-31
All State Properties Holdings, Inc.
filed 2020-07-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- Q / A

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

EXPLANATORY NOTE

All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on July 10, 2020, solely to correct editing mistakes in its original filing.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q.  This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	201 9	2018
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 3,000	$ 6,000
Due to related parties	67,661	53,842
Total current liabilities	70,661	59,842

Total liabilities	70,661	59,842

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30 and
June 30, 2018, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,740,310)	(121,729,491)
Total stockholders' deficit	(70,661)	(59,842)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	201 9	201 8	2019	201 8

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	745	-	10,819	27,292
Total operating expenses	745	-	10,819	27,292

Loss from operations	(745)	-	(10,819)	(27,292)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (745)	$ -	$ (10,819)	$ (27,292)

Basic and fully diluted loss per common share	$ -	$ -	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

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
For the Nine Months Ended March 31, 2019 and 2018
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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2019 and June 30, 2018, respectively, the deferred tax asset and deferred tax liability accounts

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

1. Organization, Description of Business, and Basis of Accounting (Cont.)

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

Cashflow from Operating Activities

During the nine months ended March 31, 2019 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the nine months ended March 31, 2018.

Cashflow from Financing Activities

During the nine months ended March 31, 2019 and March 31, 2018, the Company did not receive any cash from financing activities.

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

Dated: July 14 2020	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President