Form 10-Q
period 2019-09-30
All State Properties Holdings, Inc.
filed 2020-07-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,964,181,540 shares of common stock as of July 13, 2020.

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2019	2019
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 4,500	$ 3,500
Due to related parties	70,061	70,061
Total current liabilities	74,561	73,561

Total liabilities	74,561	73,561

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
None- issued and outstanding	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,744,210)	(121,743,210)
Total stockholders' deficit	(74,561)	(73,561)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

Revenues	$ -	$ -

Operating expenses
Other general and administrative expenses	1,000	6,000
Total operating expenses	1,000	6,000

Loss from operations	(1,000)	(6,000)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$ (1,000)	$ (6,000)

Basic and fully diluted loss per common share	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the three Months Ended
September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$ (1,000)	$ (6,000)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	1,000	(4,000)
Increase (decrease) in due to related parties	-	10.000
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Six Months Ended September 30, 2019 and 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,743,210)	$(73,561)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(1,000)	(1,000)

Balance at September 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,744,230)	$(74,561)

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)

Net loss for the three months ended September 30, 2018	-	-	-	-	-	- (6,000)	(6,000)

Balance at September 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,723,491)	$(65,842)

The accompanying notes are an integral part of these unaudited financial statements
F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2019

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2019 and notes thereto contained in our 10-K Annual Report

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2019 and June 30, 2019, respectively, the deferred tax asset and deferred tax liability accounts

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2019

1. Organization, Description of Business, and Basis of Accounting (Cont.)

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2019

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

As of September 30, 2019, and June 30, 2019, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2019 and June 30, 2019.

At September 30, 2019 and June 30, 2019, the company had 2,964,181,540 common shares issued and outstanding.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2019

3. Capital Stock (Cont.)

The Company has no other classes of shares authorized for issuance. At September 30, 2019, and June 30, 2019, there were no outstanding stock options or warrants.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	September 30,
	2019	2018
Income tax expense at statutory rate	$ 2,272	$ 1,260
Valuation Allowance	(2,272)	(1,260)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019
Net Operating Loss Carryover	$ 178,488	$ 177,488
Valuation Allowance	(178,488)	(177,488)
Net Deferred Tax Asset	$ -	$ -

5.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2019

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of September 30, 2019, the issued and outstanding shares of common stock totaled 2,964,181,540.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2018.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	June 30,
	2019	2019

Current Assets	$ -	$ -
Current Liabilities	74,561	73,560
Working Capital (Deficit)	$(74,561)	$(73,560)

Cash Flows

	September 30,	June 30,
	2019	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three months ended September 30, 2019.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2019 were $1,000 compared with $6,000 for the three months ended September 30, 2018.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $6,000 for the three months ended September 30, 2018 to $1,000 for the three months ended September 30, 2019.

 During the three months ended September 30, 2019, the Company recorded a net loss of $1,000. compared with net loss of $6,000 for the three months ended September 30, 2018.

Liquidity and Capital Resources

 As of September 30, 2019, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2019. As of September 30, 2019, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2019.

 As of September 30, 2019, the Company had total liabilities of $74,561 compared with total liabilities of $73,561 as of June 30, 2019. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $3,500 for the year ended June 30, 2019 to $4,500 for the three months ended September 30, 2019.

 As of September 30, 2019, the Company has a working capital deficit of $74,561 compared with working capital deficit of $73,561 as of June 30, 2019.

Cashflow from Operating Activities

During the three months ended September 30, 2019 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the three months ended September 30, 2018.

Cashflow from Financing Activities

During the three months ended September 30, 2019 and September 30, 2018, the Company did not receive any cash from financing activities.

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

Dated: July 14, 2020	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President