Form 10-Q
period 2020-03-31
All State Properties Holdings, Inc.
filed 2020-07-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,964,181,540 shares of common stock as of July 14, 2020.

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2020	2019
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 5,500	$ 3,500
Due to related parties	70,661	70,061
Total current liabilities	76,161	73,561

Total liabilities	76,161	73,561

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30 and
June 30, 2018, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,745,810)	(121,743,210)
Total stockholders' deficit	(76,161)	(73,561)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	1,100	745	2,600	10,819
Total operating expenses	1,100	745	2,600	10,819

Loss from operations	(1,100)	(745)	(2,600)	(10,819)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (1,100)	$ (745)	$ (2,600)	$ (10,819)

Basic and fully diluted loss per common share	$ -	$ -	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$ (2,600)	$ (10,819)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,000	(3,000)
Increase (decrease) in due to related parties	600	13,819
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Nine Months Ended March 31, 2020 and 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,743,210)	$(73,561)
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(1,000)	(1,000)
Balance at September 30, 2019	-	-	2,964,181,540	296,418	121,373,231	(121,744,210)	(74,561)
Net loss for the three months ended December 31, 2020	-	-	-	-	-	(500)	(500)
Balance at December 31, 2019			2,964,181,540	296,418	121.373,231	(121,739,565)	(75,061)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(1,100)	(1,100)
Balance at March 31, 2020	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,745,810)	$(76,161

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)
Net loss for the three months ended September 30, 2018	-	-	-	-	-	(6,000)	(6,000)
Balance at September 30, 2018	-	-	2,964,181,540	296,418	121,373,231	(121,735,491)	(65,842)
Net loss for the three months ended December 31, 2018	-	-	-	-	-	(4,074)	(4,074)
Balance at December 31, 2018	-	-	2,964,181,540	296,418	121,373.231	(121,79,565)	(69,916)
Net loss for the three months ended March 31, 2019				-	-	-	-
Balance at March 31, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,739,565)	$(69,916)

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2020 and June 30, 2019, respectively, the deferred tax asset and deferred tax liability accounts

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of March 31, 2020, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

As of March 31, 2020, and June 30, 2019, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2020 and June 30, 2019.

At March 31, 2020 and June 30, 2019, the company had 2,964,181,540 common shares issued and outstanding.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the nine months and nine months ended March 31, 2019

3. Capital Stock (Cont.)

The Company has no other classes of shares authorized for issuance. At March 31, 2020, and June 30, 2019, there were no outstanding stock options or warrants.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	March 31,
	2020	2019
Income tax expense at statutory rate	$ 546	$ 2,272
Valuation Allowance	(546)	(2,272)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019
Net Operating Loss Carryover	$ 180,088	$ 177,488
Valuation Allowance	(174,588)	(177,488)
Net Deferred Tax Asset	$ -	$ -

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of March 31, 2020, the issued and outstanding shares of common stock totaled 2,964,181,540.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2019.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	June 30,
	2020	20190

Current Assets	$ -	$ -
Current Liabilities	76,161	73,561
Working Capital (Deficit)	$(76,161)	$(73,561)

Cash Flows

	March 31,	June 30,
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three months and nine months ended March 31, 2020.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2020 were $1,100 compared with $10,819 for the three months ended March 31, 2019.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $10,819 for the three months ended March 31, 2019 to $1,100 for the three months ended March 31, 2020.

 Operating expenses for the nine months ended March 31, 2020 were $2,600 compared with $10,819 for the nine months ended March 31, 2019. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $10,819 for the nine months ended March 31, 2019 to $2,600 for the nine months ended March 31, 2020.

 During the three months ended March 31, 2020, the Company recorded a net loss of $1,100. compared with net loss of $10,819 for the three months ended March 31, 2019.

During the nine months ended March 31, 2020, the Company recorded a net loss of $2,600. compared with net loss of $10,819 for the nine months ended March 31, 2019.

Liquidity and Capital Resources

 As of March 31, 2020, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2019. As of March 31, 2020, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2019.

 As of March 31, 2020, the Company had total liabilities of $76,161 compared with total liabilities of $73,561 as of June 30, 2019. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $3,500 for the year ended June 30, 2019 to $5,500 for the six months ended March 31, 2020.

 As of March 31, 2020, the Company has a working capital deficit of $76,161 compared with working capital deficit of $73,561 at June 30, 2019.

Cashflow from Operating Activities

During the nine months ended March 31, 2020 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the six months ended March 31, 2019.

Cashflow from Financing Activities

During the nine months ended March 31, 2020 and March 31, 2019, the Company did not receive any cash from financing activities.

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