Form 10-K
All State Properties Holdings, Inc.
filed 2020-07-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 14, 2020, was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.2,964,181,540 shares of common stock are outstanding as of July 14, 2020.

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

FISCAL YEAR ENDED JUNE 30, 2019:	High	Low
September 30, 2018	$0.0001		$0.0001
December 31. 2018	$0.0001		$0.0001
March 31, 2019	$0.0001		$0.0001
June 30, 2019	$0.0001		$0.0001

FISCAL YEAR ENDED JUNE 30, 2020:
September 30, 2019	$0.0001	`	0.0001
December 31, 2019	$0.0001		$0.0001
March 31, 2020	$0.0001		$0.0001
June 30, 2020	$0.0001		$0.0001

SHAREHOLDERS OF RECORD

As of July 14, 2020, there were approximately 1,206 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of June 30, 2020, there were 2,964,181,540 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2020, the Registrant had the following sale of unregistered securities:

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

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2020.

RESULTS OF OPERATIONS

Working Capital	June 30	June 30
	2020	2019

Current Assets	$-	$-
Current Liabilities	90,896	73,561
Working Capital (Deficit)	$(90,896)	$(73,561)

Cash Flows	June 30	June 30
	2020	2019

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED JUNE 30, 2020 COMPARED TO YEAR ENDED JUNE 30, 2019

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2020 and 2019.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2020 were $17,335 compared with $13,719 for the year ended June 30, 2019.  The increase in operating expenses were attributable to an increase in general and administrative expenses from $13,719 for the year ended June 30, 2019 to $17,335 to the year ended June 30, 2020.

During the year ended June 30, 2020, the Company recorded a net loss of $17,335, compared with net loss of $13,719 for the year ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2019. As of June 30, 2020, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2019.

As of June 30, 2020, the Company had total liabilities of $90,896 compared with total liabilities of $73,561 as of June 30, 2019. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities from $3,500 on June 30, 2019 to $15,223 on June 30, 2020 and an increase in due to related parties from $70,061 on June 30,2019 to $75,673 on June 30, 2020.

As of June 30, 2020, the Company has a working capital deficit of $90,896 compared with working capital deficit of $73,561 at June 30, 2019 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from $3,500 on June 30, 2019 to $15,223 on June 30, 2020 and an increase in due to related parties from $70,061 on June 30,2019 to $75,673 on June 30, 2020.

Cashflows from Operating Activities

During the year ended June 30, 2020 and June 30, 2019, the Company did not used any cash for operating activities.

Cashflows from Financing Activities

During the years ended June 30, 2020 and June 30, 2019, the Company did not receive any cash from financing activities.

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

JUNE 30, 2020 AND 2019

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of All State Properties Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of All State Properties Holdings, Inc. (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America

Basis of Opinion

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

/s/ Boyle CPA, LLC

We have served as the Company's auditor since 2017

Bayville, NJ

July 14, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

All State Properties Holdings, Inc.
Balance Sheets

	June 30,
	2020	2019
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 15,223	$ 3,500
Due to related parties	75,673	70,061
Total current liabilities	90,896	73,561

Total liabilities	90,896	73,561

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding, respectively	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,760,545)	(121,743,210)
Total stockholders' deficit	(90,896)	(73,561)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations

	For the Years Ended
	June 30,
	2020	2019

Revenues	$ -	$ -

Operating expenses
Other general and administrative expenses	17,335	13,719
Total operating expenses	17,335	13,719

Loss from operations	(17,335)	(13,719)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$ (17,335)	$ (13,719)

Basic and fully diluted loss per common share	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2019 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,729,491)	$(59,842)

Net loss for the year ended June 30, 2019	-	-	-	-	-	(13,719)	(13,719)

Balance at June 30, 2019	-	-	2,964,181,540	296,418	121,373,231	(121,743,210)	(73,561)

Net loss for the year ended June 30, 2020	-	-	-	-	-	(17,335)	(17,335)

Balance at June 30, 2020	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,760,545)	$(90,896)

The accompanying notes are an integral part of these financial statements

F-4

All State Properties Holdings, Inc.
Statement of Cash Flows

For the Years Ended
June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$ (17,335)	$ (13,719)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	11,723	(2,500)
Increase (decrease) in due to related parties	5,612	16,219
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these financial statements

F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2020 and 2019

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

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2020 and 2019

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

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2020 and 2019

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

As of June 30, 2020, and 2019, the Company’s has no issued and outstanding warrants or options.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	June 30
	2020	2019
Income tax expense at statutory rate	3,640	2,881
Valuation Allowance	(3,640)	(2,881)
Income tax expense per books	$-	$-

All State Properties Holdings, Inc.

Notes to Financial Statements

For the years ended June 30, 2020 and 2019

4.Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30:
	2020	2019
Net Operating Loss Carryover	$(194,823)	$(177,488)
Valuation Allowance	194,823	177,488
Net Deferred Tax Asset	$ -	$ -

The Company has a net operating loss carryover of $804,906 as of June 30, 2020.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years.  These amounts can be carried forward to offset future taxable income indefinitely.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2020 and 2019, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2020 or 2019.

5.Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2020 and 2019.

At June 30, 2020 and 2019, the Company had 2,964,181,540 and 2,964,181,540 common shares issued and outstanding, respectively.

The Company has no other classes of shares authorized for issuance. At June 30, 2020 and 2019, there were no outstanding stock options or warrants.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2019 and/or June 30, 2020 and their current ages:

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

Carman J. Carbona	$0	As Chief Financial Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, President and Director)	2020	$0	$0	$0	$0	$0	$0	$0	$0

Carman J. Carbona	2019	$0	$0	$0	$0	$0	$0	$0	$0
(Secretary and Director)	2020	$0	$0	$0	$0	$0	$0	$0	$0

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2020	2019
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 2020.

All State Properties Holdings, Inc..

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)