Form 10-Q
period 2020-09-30
All State Properties Holdings, Inc.
filed 2020-11-13
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-12895

ALL STATE PROPERTIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0252180
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

7325 Oswego Road
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,964,181,540 shares of common stock as of November 13, 2020.

PART 1 FINANCIAL STATEMENTS

ALL STATE PROPERTIES HOLDINGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF C O N T E N T S

All State Properties Holdings, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2020	2020
Assets

Current Assets:
Cash and cash equivalents	$ 88	$ -
Total current assets	88	-

Total assets	$ 88	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 18,972	$ 15,223
Due to related parties	77,358	75,673
Total current liabilities	96,330	90,896

Total liabilities	96,330	90,896

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
None- issued and outstanding	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding	296,418	296,418
Additional paid-in capital	121,373,231	121,373,231
Accumulated deficit	(121,765,891)	(121,760,545)
Total stockholders' deficit	(96,242)	(90,896)

Total liabilities and stockholders' deficit	$ -88	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

All State Properties Holdings, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019

Revenues	$ -	$ -

Operating expenses
Other general and administrative expenses	5,346	1,000
Total operating expenses	5,346	1,000

Loss from operations	(5,346)	(1,000)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	-	-
Total other income (expense)	-	-

Net loss	$ (5,346)	$ (1,000)

Basic and fully diluted loss per common share	$ -	$ -

Basic and fully diluted weighted average
common shares outstanding	2,964,181,540	2,964,181,540

The accompanying notes are an integral part of these unaudited financial statements

F-3

All State Properties Holdings, Inc.
Statement of Cash Flows
(Unaudited)

	For the three Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$ (5,346)	$ (1,000)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	-	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	3,749	(1,000)
Increase (decrease) in due to related parties	1,685	-
Net cash provided by (used in) operating activities	88	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	88	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	88	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Six Months Ended September 30, 2020 and 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,743,210)	$(90,896)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	(5,346)	(5,346)

Balance at September 30, 2020	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,765,891)	$(96,242)

Balance at June 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,743,210)	$(73,561)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	)1,000)	(1,000)

Balance at September 30, 2019	-	$ -	2,964,181,540	$296,418	$121,373,231	$(121,744,210)	$(74,561)

The accompanying notes are an integral part of these unaudited financial statements
F-5

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2020 and 2019

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

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2020 and 2019

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2020 and 2019

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

As of September 30, 2020, and June 30, 2020, the Company has no issued and outstanding warrants or options.

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

At September 30, 2020 and June 30, 2020, the company had 2,964,181,540 common shares issued and outstanding.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2020 and 2019

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 39%, respectively, to the net loss before provision for income taxes for the following reasons:

	September 30,
	2020	2019
Income tax expense at statutory rate	$ 1,123	$ 210
Valuation Allowance	(1,123)	(210)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020
Net Operating Loss Carryover	$ 200,169	$ 194,823
Valuation Allowance	(200,169)	(194,823)
Net Deferred Tax Asset	$ -	$ -

5.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

All State Properties Holdings, Inc.

Notes to Financial Statements

For the three months ended September 30, 2020 and 2019

6.Common Stock Purchase Agreement and Settlement Agreement

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

6.Subsequent Events

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a name change for the Registrant to Petro U.S.A., Inc. to reflect a change in the business to become an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a 100,000 to 1 reverse split of all issued common shares.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a decrease in the number of authorized shares of common stock of the Company, par value $0.0001 per share, from 3,000,000,000 shares to 300,000,000 shares.

The above actions are not yet effective.

Subsequent to September 30, 2020, 70,271,804 shares of common stock were returned to treasury and cancelled.

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of September 30, 2020, the issued and outstanding shares of common stock totaled 2,964,181,540.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2020.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	June 30,
	2020	2020

Current Assets	$ 88	$ -
Current Liabilities	96,330	90,896
Working Capital (Deficit)	$(96,242)	$(90,896)

Cash Flows

	September 30,	June 30,
	2020	2020

Cash Flows from (used in) Operating Activities	$88	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$88	$-

Operating Revenues

We have generated no revenues for the three months ended September 30, 2020.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2020 were $5,346 compared with $1,000 for the three months ended September 30, 2019.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $1,000 for the three months ended September 30, 2019 to $5,346 for the three months ended September 30, 2020.

 During the three months ended September 30, 2020, the Company recorded a net loss of $5m346. compared with net loss of $1,000 for the three months ended September 30, 2019.

Liquidity and Capital Resources

 As of September 30, 2020, the Company's cash balance was $88 compared to cash balance of $0 as of June 30, 2020. As of September 30, 2020, the Company's total assets were $88 compared to total assets of $0 as of June 30, 2020.

 As of September 30, 2020, the Company had total liabilities of $96,330 compared with total liabilities of $90,896 as of June 30, 2020. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $15,223 for the year ended June 30, 2020 to $18,972 for the three months ended September 30, 2020.

 As of September 30, 2020, the Company has a working capital deficit of $96,242 compared with working capital deficit of $90,896 as of June 30, 2020.

Cashflow from Operating Activities

During the three months ended September 30, 2020 the Company used $88 cash for operating activities compared to the use of $0 cash for operating activities during the three months ended September 30, 2019.

Cashflow from Financing Activities

During the three months ended September 30, 2020 and September 30, 2019, the Company did not receive any cash from financing activities.

Subsequent Developments

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a name change for the Registrant to Petro U.S.A., Inc. to reflect a change in the business to become an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a 100,000 to 1 reverse split of all issued common shares.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a decrease in the number of authorized shares of common stock of the Company, par value $0.0001 per share, from 3,000,000,000 shares to 300,000,000 shares.

The above actions are not yet effective.

Subsequent to September 30, 2020, 70,271,804 shares of common stock were returned to treasury and cancelled.

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

Dated: November 13, 2020	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President