Form 10-Q
period 2020-12-31
PETRO USA, INC.
filed 2021-03-05
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-12895

PETRO USA, INC.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,920 shares of common stock as of March 5, 2021.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2020

TABLE OF C O N T E N T S

Petro USA, Inc.
(formerly All State Properties, Inc.) Balance Sheets
(Unaudited)

	December 31,	June 30,
	2020	2020
Assets

Current Assets:
Cash and cash equivalents	$ 40	$ -
Total current assets	40	-

Total assets	$ 40	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 24,582	$ 15,223
Due to related parties	88,050	75,673
Total current liabilities	112,632	90.896

Total liabilities	112,632	90,896

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
1,000,000 and 0 shares issued and outstanding	1,000	-
Common Stock, $0.001 par value, 290,000,000 shares authorized,
30,920 and 30,218 shares issued and outstanding	3	3
Additional paid-in capital	121,676,146	121,669,646
Accumulated deficit	(121,789,741)	(121,760,545)
Total stockholders' deficit	(112,592)	(90,896)

Total liabilities and stockholders' deficit	$ 40	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

Petro USA, Inc.
(formerly All State Properties, Inc.) Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	23,850	4,074	29,196	10,074
Total operating expenses	23,850	4,074	29,196	10,074

Loss from operations	(23,850)	(4,074)	(29,196)	(10,074)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (23,850)	$ (4,074)	$ (29,196)	$ (10,074)

Basic and fully diluted loss per common share	$ (0.77)	$ (0.13)	$ (0.94)	$ (0.33)

Basic and fully diluted weighted average
common shares outstanding	30,920	30,218	30,920	30,218

The accompanying notes are an integral part of these unaudited financial statements

F-3

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.) Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$ (29,196)	$ (10,074)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	7,500	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	9,359	(3,500)
Increase (decrease) in due to related parties	12,377	13,574
Net cash provided by (used in) operating activities	40	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	40	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	40	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

Petro USA, Inc.
(formerly All State Properties, Inc.) Statement of Changes in Stockholders' Deficit
For the Six Months Ended December 31, 2020 and 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	-	$ -	30,218	$ 3	$121,669,646	$(121,760,545)	$(90,896)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	(5,346)	(5,346)

Balance at September 30, 2020	-	-	30,218	3	121,669,646	(121,765,891)	(96,242)
Shares issued for services	1,000,000	1,000	-	-	6.500	-	7,500
Shares returned to treasury	-	-	702	-	-	-	-
Net loss for the three months ended December 31, 2020	-	-	-	-	-	(23,850)	(23,850)

Balance at December 31, 2020	1,000,000	$ 1,000	30,920	$ 3	$121,676,146	$(121,789,741)	$ (112,592)

Balance at June 30, 2019	-	$ -	30,218	$ 3	$121,669,646	$(121,729,491)	$ (59,842)

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(6,000)	(6,000)

Balance at September 30, 2019	-	-	30,218	3	121,669,646	(121,735,491)	(65,842)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(4,074)	(4,074)

Balance at December 31, 2019	-	$ -	30,218	$ 3	$121,669,646	$(121,739,565)	$(69,916)
The accompanying notes are an integral part of these unaudited financial statements
F-5

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020 and 2019

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2020 and notes thereto contained in our 10-K Annual Report

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020 and 2019

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2020 and June 30, 2020, respectively, the deferred tax asset and deferred tax liability accounts as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

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

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020 and 2019

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

As of December 31, 2020, and June 30, 2020, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020 and 2019

3. Capital Stock

Preferred Stock:

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001, consisting of 1,000,000 shares of Series A Convertible Super Voting Preferred Stock and 9,000,000 shares of  Series B Convertible Preferred Stock.

Holders of each Series A Convertible Super Voting Preferred Stock shall have 75 times the number of votes on all matters submitted to the shareholders that each shareholder of the Corporation's Common Stock.  The Company or the Record Owner shall have the right at any time from and after the day immediately following the date the Series A Convertible Super Voting Preferred Stock is first issued, to convert each share of Series A Convertible Super Voting Preferred Stock into 75 fully-paid and non-assessable shares of Common Stock.

During the six months ended December 31, 2020, the Company issued 1,000,000 shares of Series A Convertible Super Voting Preferred Stock to its’ Chief Executive Officer for services.  These shares were valued at their fair value of $7,500, the value of the common stock convertible into at the issuance date.

Common Stock:

At December 31, 2020 and June 30, 2020, the Company had 30,920 and 30,218 common shares issued and outstanding, respectively.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a 100,000 to 1 reverse split of all issued common shares. On December 18, 2020, this reverse split was approved by FINRA and effective.  All share and per share information has been retroactively adjusted for the reverse stock split.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a decrease in the number of authorized shares of common stock of the Company, par value $0.0001 per share, from 3,000,000,000 shares to 300,000,000 shares.

During the three months ended December 31, 2020, 702 shares of common stock were returned to treasury and cancelled.

The Company has no other classes of shares authorized for issuance. At December 31, 2020 and June 30, 2020, there were no outstanding stock options or warrants.

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	December 31,
	2020	2019
Income tax expense at statutory rate	$ 6,131	$ 2,116
Valuation Allowance	(6,131)	(2,116)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of December 31, and June 30, 2019:

	December 31,	June 30,
	2020	2020
Net Operating Loss Carryover	$ 224,019	$ 194,823
Valuation Allowance	(224,019)	(194,823)
Net Deferred Tax Asset	$ -	$ -

The Company had net operating loss carryforwards of approximately $839,000 at December 31, 2020.

5.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

Petro USA, Inc.

(formerly All State Properties, Inc.)

Notes to Financial Statements

For the three months and six months ended December 31, 2020

6.Commitments and Contingencies

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

7.Subsequent Events

On January 20, 2021, the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent and the members of the board of directors of the Company approved by unanimous written consent, the appointment of Mr. Pete R Iodice, as President of the Company and as member of the Board.

In February of 2021, the Chief Executive Officer of the Company sold 610,000 shares of Series A Convertible Super Voting Preferred Stock to three investors in a private transaction.

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

Overview

Petro USA, Inc., formerly All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. Petro USA, Inc. serves as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has no commenced planned principal operations. The Company has a June 30 year end. As of December 31, 2020, the issued and outstanding shares of common stock totaled 30,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2019.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2020	2020

Current Assets	$ 40	$ -
Current Liabilities	112,632	90,896
Working Capital (Deficit)	$(112,592)	$(90,896)

Cash Flows

	December 31,	June 30,
	2020	2020

Cash Flows from (used in) Operating Activities	$40	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$40	$-

Operating Revenues

We have generated no revenues for the three months and six months ended December 31, 2020.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2020 were $23,850 compared with $4,074 for the three months ended December 31, 2019.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $4,074 for the three months ended December 31, 2019 to $23,850 for the three months ended December 31, 2020.

 Operating expenses for the six months ended December 31, 2020 were $29,196 compared with $10,074 for the six months ended December 31, 2019. The increase in operating expenses were attributable to an increase in other general and administrative expenses from $10,074 for the six months ended December 31, 2019 to $29,196 for the six months ended December 31, 2020

 During the three months ended December 31, 2020, the Company recorded a net loss of $23,850 compared with net loss of $4,074 for the three months ended December 31, 2019.

During the six months ended December 31, 2020, the Company recorded a net loss of $29,196 compared with net loss of $10,074 for the six months ended December 31, 2019.

Liquidity and Capital Resources

 As of December 31, 2020, the Company's cash balance was $40 compared to cash balance of $0 as of June 30, 2020. As of December 31, 2020, the Company's total assets were $40 compared to total assets of $0 as of June 30, 2020.

 As of December 31, 2020, the Company had total liabilities of $112,632 compared with total liabilities of $90,896 as of June 30, 2020. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $15,223 for the year ended June 30, 2020 to $24,582 for the six months ended December 31, 2020.

 As of December 31, 2020, the Company has a working capital deficit of $112,592 compared with working capital deficit of $90,896 at June 30, 2020.

Cashflow from Operating Activities

During the six months ended December 31, 2020 the Company provided $40 cash for operating activities compared to the use of $0 cash for operating activities during the six months ended December 31, 2019.

Cashflow from Financing Activities

During the six months ended December 31, 2020 and December 31, 2019, the Company did not receive any cash from financing activities.

Subsequent Developments

On January 20, 2021, the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent and the members of the board of directors of the Company approved by unanimous written consent, the appointment of Mr. Pete R Iodice, as President of the Company and as member of the Board.

In February of 2021, the Chief Executive Officer of the Company sold 610,000 shares of Series A Convertible Super Voting Preferred Stock to three investors in a private transaction.

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

Dated: March 5, 2021	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer, and President