Form 10-Q
period 2021-03-31
PETRO USA, INC.
filed 2021-05-11
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-12895

PETRO USA, INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0650451
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

7325 Oswego Road
Liverpool, New York	13090
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,920 shares of common stock as of May 10, 2021.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

TABLE OF C O N T E N T S

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2021	2020
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 25,082	$ 15,223
Due to related parties	88,050	75,673
Total current liabilities	113,132	90,896

Total liabilities	113,132	90,896

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding at September 30 and
June 30, 2018, respectively	-	-
Common Stock, $0.0001 par value, 7,000,000,000 shares authorized,
2,964,181,540 shares issued and outstanding respectively	3	3
Additional paid-in capital	121,677,146	121,669,646
Accumulated deficit	(121,790,281)	(121,760,545)
Total stockholders' deficit	(113,132)	(90,896)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-2

Petro USA Holdings, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$ -	$ -	$ -	$ -

Operating expenses
Other general and administrative expenses	540	1,100	29,736	2,600
Total operating expenses	540	1,100	29,736	2,600

Loss from operations	(540)	(1,100)	(29,736)	(2,600)

Other income (expense)
Loss on settlement of debt	-	-	-	-
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-

Net loss	$ (540)	$ (1,100)	$ (29,736)	$ (2,600)

Basic and fully diluted loss per common share	$ (0.02)	$ (0.04)	$ (0.96)	$ (0.06)

Basic and fully diluted weighted average
common shares outstanding	30,920	30,218	30,920	30,218

The accompanying notes are an integral part of these unaudited financial statements

F-3

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Cash Flows
(Unaudited)

For the Six Months Ended
March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$ (29,736)	$ (2,600)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	7,500	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	9,859	2,000
Increase (decrease) in due to related parties	12,377	600
Net cash provided by (used in) operating activities	-	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these unaudited financial statements

F-4

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three and Nine Months Ended March 31, 2021 and 2020
(Unaudited)					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	-	$ -	30,218	$ 3	$121,669,646	$(121,760,545)	$ (90,896)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(5,346)	(5,346)
Balance at September 30, 2020	-	-	30,218	3	121,669,646	(121,765,891)	(96,242)
Shares issued for services	1,000,000	1,000	-	-	6,500	-	7,500
Shares returned to treasury	-	-	702	-	-	-	-
Net loss for the three months ended December 31, 2020	-	-	-	-	-	(23,850)	(23,850)
Balance at December 31, 2020	1,000,000	1.000	30,920	3	121.676,146	(121,789,741)	(96,242)
Cancellation of preferred shares	(1,000,000)	(1,000)	-	-	1,000	-	-
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(540)	(540)
Balance at March 31, 2021	-	$ -	30,920	$ 3	$121,677,146	$(121,790,281)	$ (113,132)

Balance at June 30, 2019	-	$ -	30,218	$ 3	$121,669,646	$(121,743,210)	$ (73,561)
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(1,000)	(1,000)
Balance at September 30, 2019	-	-	30,218	3	121,669,646	(121,744,210)	(74,561)
Net loss for the three months ended December 31, 2019	-	-	-	-	-	(500)	(500)
Balance at December 31, 2019	-	-	30,218	3	121,669.646	(121,744,710)	(75,061)
Net loss for the three months ended March 31, 2020				-	-	(1,100)	(1,100)
Balance at March 31, 2020	-	$ -	30,218	$ 3	$121,669,646	$(121,745,810)	$ (76,161)
F-5

Petro USA, Inc.

(formerly All State Properties Holdings, Inc.)

Notes to Financial Statements

For the three and nine months ended March 31, 2021 and 2020

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

Petro USA, Inc.

(formerly All State Properties Holdings, Inc.)

Notes to Financial Statements

For the three and nine months ended March 31, 2021 and 2020

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2021 and June 30, 2020, respectively, the deferred tax asset and deferred tax liability accounts as recorded when material to the financial statements, are entirely the result of temporary and permanent differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of March 31, 2021, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Petro USA, Inc.

(formerly All State Properties Holdings, Inc.)

Notes to Financial Statements

For the three and nine months ended March 31, 2021 and 2020

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

As of March 31, 2021 and June 30, 2020, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

(formerly All State Properties Holdings, Inc.)

Notes to Financial Statements

For the three and nine months ended March 31, 2021 and 2020

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	March 31,
	2021	2020
Income tax expense at statutory rate	$ 6,245	$ 546
Valuation Allowance	(6,245)	(546)
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
Net Operating Loss Carryover	$ 224,559	$ 194,823
Valuation Allowance	(224,559)	(194,823)
Net Deferred Tax Asset	$ -	$ -

The Company had net operating loss carryforwards of approximately $840,000 at March 31, 2021.

5. Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

On January 20, 2021, Mr. Pete R Iodice was appointed as President and Board Member of the Company. On April 9, 2021, Mr. Peter R. Iodice resigned as President and Director of the Company.

Petro USA, Inc.

(formerly All State Properties Holdings, Inc.)

Notes to Financial Statements

For the three and nine months ended March 31, 2021 and 2020

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

7. Subsequent Events

None

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

Overview

Petro USA, Inc., formerly All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. Petro USA, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 310 year end. As of March 31, 2021, the issued and outstanding shares of common stock totaled 30.920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2020.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	June 30,
	2021	2020

Current Assets	$ -	$ -
Current Liabilities	113,132	90,896
Working Capital (Deficit)	$(113,132)	$(90,896)

Cash Flows

	March 31,	June 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three months and nine months ended March 31, 2021.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2021 were $1,100 compared with $10,819 for the three months ended March 31, 2020.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $10,819 for the three months ended March 31, 2020 to $1,100 for the three months ended March 31, 2021.

 Operating expenses for the nine months ended March 31, 2021 were $2,600 compared with $10,819 for the nine months ended March 31, 2020. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $10,819 for the nine months ended March 31, 2020 to $2,600 for the nine months ended March 31, 2021.

 During the three months ended March 31, 2021, the Company recorded a net loss of $1,100. compared with net loss of $10,819 for the three months ended March 31, 2020.

During the nine months ended March 31, 2021, the Company recorded a net loss of $2,600. compared with net loss of $10,819 for the nine months ended March 31, 2020.

Liquidity and Capital Resources

 As of March 31, 2021, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2020. As of March 31, 2021, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2020.

 As of March 31, 2021, the Company had total liabilities of $76,161 compared with total liabilities of $73,561 as of June 30, 2020. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $3,500 for the year ended June 30, 2020 to $5,500 for the six months ended March 31, 2021.

 As of March 31, 2021, the Company has a working capital deficit of $76,161 compared with working capital deficit of $73,561 at June 30, 2020.

Cashflow from Operating Activities

During the nine months ended March 31, 2021 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the six months ended March 31, 2020.

Cashflow from Financing Activities

During the nine months ended March 31, 2021 and March 31, 2020, the Company did not receive any cash from financing activities.

Subsequent Developments

None.

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

Dated: May 10, 2021	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President