Form 10-K
period 2021-06-30
PETRO USA, INC.
filed 2021-10-21
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 11, 2021, was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.30,920 shares of common stock are outstanding as of October 11, 2021.

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

On May 29, 2008, our predecessor, All State Properties, L.P., a Delaware limited partnership (“ASP”), and All State Properties Holdings, Inc., a Nevada corporation and wholly-owned subsidiary of ASP (“ASPH”), entered into an Agreement and Plan of Merger.  On May 29, 2008, ASP merged with and into ASPH, so that ASP and ASPH became a single corporation named All State Properties Holdings, Inc. (the “Surviving Corporation”), which is a corporation and exists under, and is governed by, the laws of the State of Nevada (the “Merger”)

As a result of the Merger, all of the assets, property, rights, privileges, powers and franchises of ASP became vested in, held and enjoyed by the Surviving Corporation, the Surviving Corporation assumed all of the obligations of ASP and we changed our name from “All State Properties, L.P.” to “All State Properties Holdings, Inc.”

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

All State Properties Holdings, Inc. was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. was to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations.

On November 10, 2020, the majority of the shareholders and board of directors of the Registrant approved a name change for the Registrant to Petro U.S.A., Inc. to reflect a change in the business to become an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast-food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.

The Company has a June 30 year end. As of June 30, 2021, the issued and outstanding shares of common stock totaled 30.920.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock trades on the over the counter under the symbol "PBAJ". The following table sets forth the high and low-price information of the Company's common stock for the periods indicated.

FISCAL YEAR ENDED JUNE 30, 2021:	High	Low
September 30, 2020	$20.00		$10.00
December 31. 2020	$2.00		$1.10
March 31, 2021	$3.01		$3.01
June 30, 2021	$2.00		$2.00

FISCAL YEAR ENDED JUNE 30, 2020:
September 30, 2019	$30.00	`	30.00
December 31, 2019	$30.00		$3.00
March 31, 2020	$23.50		$20.00
June 30, 2020	$20.00		$20.00

SHAREHOLDERS OF RECORD

As of June 30, 2021, there were approximately 514 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of June 30, 2021, there were 30,920 shares of our common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2021, the Registrant had the following sale of unregistered securities:

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

Overview

Petro USA, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast-food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.  The Company has a June 30 year end. As of June 30, 2021 the issued and outstanding shares of common stock totaled 30,290.

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

RESULTS OF OPERATIONS

Working Capital	June 30	June 30
	2021	2020

Current Assets	$-	$-
Current Liabilities	111,400	90,896
Working Capital (Deficit)	$(111,400)	$(90,896)

Cash Flows	June 30	June 30
	2021	2020

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED JUNE 30, 2021 COMPARED TO YEAR ENDED JUNE 30, 2020

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2021 and 2020.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2021 were $27,992 compared with $17,335 for the year ended June 30, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses from $17,335 for the year ended June 30, 2020 to $27,992 to the year ended June 30, 2021.

During the year ended June 30, 2021, the Company recorded a net loss of $28.004, compared with net loss of $17,335 for the year ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2020. As of June 30, 2021, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2020.

As of June 30, 2021, the Company had total liabilities of $111,400 compared with total liabilities of $90,896 as of June 30, 2020. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities from $15,223 on June 30, 2020 to $19,075 on June 30, 2021 and an increase in due to related parties from $75,673 on June 30,2020 to $88,813 on June 30, 2021 and an increase in promissory note and accrued interest to related party from $0 on June 30,2020 to $3,512 on June 30, 2021.

As of June 30, 2021, the Company has a working capital deficit of $111,400 compared with working capital deficit of $90.896 at June 30, 2020 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from $15,223 on June 30, 2020 to $19,075 on June 30, 2021 and an increase in due to related parties from $75,673 on June 30,2020 to $88,813 on June 30, 2021 and an increase in promissory note and accrued interest to related party from $0 on June 30,2020 to $3,512 on June 30, 2021.

Cashflows from Operating Activities

During the year ended June 30, 2021 and June 30, 2020, the Company did not used any cash for operating activities.

Cashflows from Financing Activities

During the years ended June 30, 2021 the Company received $3,500 from proceeds from related promissory note compared to $0 received on June 30, 2020.

Commitments and Contingencies

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

PETRO USA. INC.

FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

C O N T E N T S

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Petro USA, Inc. (formerly All State Properties Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petro USA, Inc. (formerly All State Properties Holdings, Inc.) (the “Company”) as of June 30, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Red Bank, NJ

October 20, 2021

331 Newman Springs Road	P (732) 822-4427
Building 1, 4th Floor, Suite 143	F (732) 510-0665

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Balance Sheets

	June 30,
	2021	2020
Assets

Current Assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

Total assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$ 19,075	$ 15,223
Promissory note and accrued interest to related party	3,512	-
Due to related parties	88,813	75,673
Total current liabilities	111,400	90,896

Total liabilities	111,400	90,896

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
	-	-
Common Stock, $0.0001 par value, 290,000,000 shares authorized,
30,920 and 30,218 shares issued and outstanding, respectively	3	3
Additional paid-in capital	121,677,146	121,669,646
Accumulated deficit	(121,788,549)	(121,760,545)
Total stockholders' deficit	(111,400)	(90,896)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

F-2

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Operations

	For the Years Ended
	June 30,
	2021	2020

Revenues	$ -	$ -

Operating expenses
Other general and administrative expenses	27,992	17,335
Total operating expenses	27,992	17,335

Loss from operations	(27,992)	(17,335)

Other income (expense)
Loss on settlement of debt	-	-
Interest expense	(12)	-
Total other income (expense)	(12)	-

Net loss	$ (28,004)	$ (17,335)

Basic and fully diluted loss per common share	$ (.91)	$ (.57)

Basic and fully diluted weighted average
common shares outstanding	30,920	30,218

The accompanying notes are an integral part of these unaudited financial statements

F-3

Petro USA, Inc. (formerly All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2021 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2019	-	$ -	30,218	$ 3	$121,669.646	$(121,743,210)	$(73,561)

Net loss for the year ended June 30, 2020	-	-	-	-	-	(17,335)	(17,335

Balance at June 30, 2020	-	-	30,218	$ 3	$121,669,646	(121,760,545)	(90,896)

Shares issued for services	1,000,000	1,000	-	-	6,500	-	7,500

Shares returned to treasury	-	-	702	-	-	-	-

Cancellation of preferred shares	(1,000,000)	(1,000)	-	-	1,000	-	-

Net loss for the year ended June 30, 2021	-	-	-	-	-	(28,004)	(28,004)

Balance at June 30, 2021	-	$ -	30,920	$ 3	$121,677,146	$(121,788,549)	$(111,400)

The accompanying notes are an integral part of these financial statements

F-4

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Cash Flows

	For the Years Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$ (28,004)	$ (17,335)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	7,500	-
Loss on extinguishment of debt	-	-
Changes in assets and liabilities
Increase (decrease) in accounts payable	3,852	11,723
Increase (decrease) in due to related parties	13,152	5,612
Net cash provided by (used in) operating activities	(3,500)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Proceeds from related part promissory note	3,500	-
Net cash provided by (used in) financing activities	3,500	-

Net increase (decrease) in cash	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Conversion of related party debt	-	-

The accompanying notes are an integral part of these financial statements

F-5

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

1.Organization, Description of Business, and Basis of Accounting

Business Organization

Petro USA, Inc, formerly All State Properties Holdings, Inc., a corporation (the “Company”) was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the “Partnership”). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2021 and 2020, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2021, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

1.Organization, Description of Business, and Basis of Accounting (Continued)

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2021 and 2020, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

1.Organization, Description of Business, and Basis of Accounting (Continued)

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

As of June 30, 2021 and 2020, the Company’s has no issued and outstanding warrants or options.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

June 30
	2021	2020
Income tax expense at statutory rate	5,878	3,640
Valuation Allowance	(5,878)	(3,640)
Income tax expense per books	$ -	$ -

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30:
	2021	2020
Net Operating Loss Carryover	(176,168)	$(170,290)
Valuation Allowance	176,168	170,290
Net Deferred Tax Asset	$ - _	$ - _

The Company has a net operating loss carryover of $833,000 as of June 30, 2021.

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

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2021 or 2020.

4.Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2021 and 2020.

At June 30, 2021 and 2020, the Company had 30,920 and 30,218 common shares issued and outstanding, respectively.

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

During the year ended June 30, 2021, 702 shares of common stock were returned to treasury and cancelled.

The Company has no other classes of shares authorized for issuance. At June 30, 2021 and 2020, there were no outstanding stock options or warrants.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

5. Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company.  These advances are non-interest bearing and payable upon demand.

The promissory note to related parties is a note for $3,500 to the Company’s Chief Executive Officer accruing interest at 8% per annum.

6Commitments and Contingencies

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

None

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2021 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2020 and/or June 30, 2021 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	72	Chief Executive Officer, Chief Financial Officer	2017
		Secretary and Director

Joseph C. Passalaqua

Mr. Passalaqua, 72, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2020	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer	2021	$0	$0	$0	$0	$0	$0	$0	$0
President and Director)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2020 and June 30, 2021.

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

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Joseph C. Passalaqua	Common	16,922	54.728%
106 Glenwood Drive
Liverpool, NY 13090

All Directors and officers as a group (1 member)	Common	16,922	54.728%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2021	2020
Audit fees	$2,500	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 21, 2021.

Petro USA, Inc..

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)