Form 10-Q
period 2021-09-30
PETRO USA, INC.
filed 2021-12-27
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,920 shares of common stock as of December 27, 2021.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF C O N T E N T S

Petro USA, Inc.
(formerly All State Properties, Inc)
Balance Sheets
September 30, 2021 and June 30, 2021

	September 30,	June 30,
	2021	2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$19,298	$19,075
Promissory note and accrued interest to relate party	3,582	3,512
Accounts payable - related	94,620	88,813
Total current liabilities	117,500	111,400

Total liabilities	117,500	111,400

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
None- issued and outstanding	—	—
Common Stock, $0.0001 par value, 290,000,000 shares authorized,
33,920 shares issued and outstanding	3	3
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,794,649	(121,788,549)
Total stockholders' deficit	(117,500)	(111,400)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements F-2

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three Months Ended September 30, 2021 and 2020
(Unaudited)

For the Three Months Ended
September 30,

	2021	2020

Revenues	$—	$—

Operating expenses
Other general and administrative expenses	6,030	5,346
Total operating expenses	6,030	5,346

Loss from operations	(6,030)	(5,346)

Other income (expense)
Interest expense	(70)	—
Total other income (expense)	(70)	—

Net loss	$(6,100)	$(5,346)

Basic and fully diluted loss per common share	$(0.20)	$—

Basic and fully diluted weighted average
common shares outstanding	30,920	30,218

The accompanying notes are an integral part of these unaudited financial statements F-3

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Three Months Ended September 30, 221 and 2020
(Unaudited)

For the Three Months Ended
September 30,

	2021	2020

Cash Flows from Operating Activities:
Net loss	$(6,100)	$(5,346)
Adjustments to reconcile net loss to net cash provided
(used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	223	3,749
Accounts payable - related parties	5,877	1 685
Net cash provided by (used in) operating activities		88

Cash Flows from Investing Activities

Cash Flows from Financing Activities

Net increase (decrease) in cash	—	88
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements F-4

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three Months Ended September 30, 2021 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	—	$—	30,920	$3	$121,677,146	$(121,788,549)	$(111,400)

Net loss for the three months ended September 30, 2021	—	—	—	—	—	(6,15,346)	(6,100)

Balance at September 30, 2021	—	$—	30,920	$3	$121,677,146	$(121,794,649)	$(117,500)

Balance at June 30, 2020	—	$—	30,218	$3	$121,669,646	$(121,760,545)	$(73,561)

Net loss for the three months ended September 30, 2020	—	—	—	—	—	(6,100)	(6,100)

Balance at September 30, 2020	—	$—	30,218	$3	$121,669,646	$(121,766,645)	$(96,996)

The accompanying notes are an integral part of these unaudited financial statements F-5

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2021 and 2020

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2021 and notes thereto contained in our 10-K Annual Report

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2021 and June 30, 2021, respectively, the deferred tax asset and deferred tax liability accounts

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2021 and 2020

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of September 30, 2021, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2021 and 2020

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

As of September 30, 2021, and June 30, 2021, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2021 and June 30, 2020.

At September 30, 2021 and June 30, 2021, the company had 33,920 common shares issued and outstanding.

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2021 and 2020

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

5. Subsequent Events

None.

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of September 30, 2021, the issued and outstanding shares of common stock totaled 33,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2021.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	June 30,
	2021	2021

Current Assets	$ -	$ -
Current Liabilities	117,500	111,400
Working Capital (Deficit)	$(117,500)	$(111,400)

Cash Flows

	September 30,	September 30,
	2020	2020

Cash Flows from (used in) Operating Activities	$-	$88
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$88

Operating Revenues

We have generated no revenues for the three months ended September 30, 2021 and September 30, 2020..

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2021 were $6,030 compared with $5,346 for the three months ended September 30, 2020.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $5,340 for the three months ended September 30, 2020 to $6,030 for the three months ended September 30, 2021.

 During the three months ended September 30, 2021, the Company recorded a net loss of $6,100. compared with net loss of $5,346 for the three months ended September 30, 2020.

Liquidity and Capital Resources

 As of September 30, 2021, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2021. As of September 30, 2021, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2021.

 As of September 30, 2021, the Company had total liabilities of $117,500 compared with total liabilities of $111,400 as of June 30, 2021. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $19,075 for the year ended June 30, 2021 to $19m278 for the three months ended September 30, 2021.

 As of September 30, 2021, the Company has a working capital deficit of $117,500 compared with working capital deficit of $11,400 as of June 30, 2021.

Cashflow from Operating Activities

During the three months ended September 30, 2021 the Company used $0 cash for operating activities compared to the use of $88 cash for operating activities during the three months ended September 30, 2020.

Cashflow from Financing Activities

During the three months ended September 30, 2021 and September 30, 2020, the Company did not receive any cash from financing activities.

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

Dated: December 27, 2021	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President