Form 10-K/A
period 2017-06-30
PETRO USA, INC.
filed 2022-01-18
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A

(Amendment No. 1 )

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Petro-USA, Inc. F /K/A All State Properties Holdings, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ YES ☐NO

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE

Petro USA, Inc. formerly known as All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-K for the period ended June 30, 2017 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2017, solely to correct a mistakes on the last sentence of original Page 6 of the Corporate History which stated that Sea Alive, Inc., was a Wyoming corporation, which should have stated that it is a Utah Corporation.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

On February 17, 2009, Greenwich, sold the Control Block back o Belmont in consideration of $220,000. Said consideration was never paid by Belmont to Greenwich. On August 1, 2012, Belmont returned the Company back to the sole member of Greenwich, Joseph Passalaqua (“Passalaqua”). On February 3, 2017, Passalaqua transferred the Control Block to Sea Alive, Inc., a Utah corporation.

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2022.

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

Name	Title	Date

/s/ Joseph C. Passalaqua	Director, Chief Executive Officer and Secretary	January 14, 2022
Joseph C. Passalaqua

/s/ Joseph C Passalaqua	Director and Chief Financial Officer	January 14, 2022
Joseph C Passalaqua