Form 10-K/A
period 2019-09-30
PETRO USA, INC.
filed 2022-01-25
CIK 745543

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): . X YES ☐ NO

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

Petro USA, Inc. formerly known as All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-K for the period ended June 30, 2019 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on July 10, 2020, solely to correct a mistakes on the last sentence of original Page 6 of the Corporate History which stated that Sea Alive, Inc., was a Wyoming corporation, which should have stated that it is a Utah Corporation. The registrant is currently a shell company (as defined in Rule 12b-2 of the Act) as indicated above.

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 25, 2022 ..

Petro-USA, Inc. F /K/A All State Properties Holdings, Inc.

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)