Form 10-K/A
period 2020-06-30
PETRO USA, INC.
filed 2022-01-26
CIK 745543

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

Petro USA, Inc. formerly known as All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-K for the period ended June 30, 2020 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2020, solely to correct a mistakes on the last sentence of original Page 6 of the Corporate History which stated that Sea Alive, Inc., was a Wyoming corporation, which should have stated that it is a Utah Corporation. The registrant is currently a shell company (as defined in Rule 12b-2 of the Act) as indicated above.

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