Form 10-Q
period 2021-12-31
PETRO USA, INC.
filed 2022-03-31
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,920 shares of common stock as of November 13, 2020.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2021

TABLE OF C O N T E N T S

PETRO USA, INC.
(formerly All State Properties, Inc.)
Balance Sheets
December 31, 2021 and June 30, 2021

	December 31,	June 30,
	2021	2021
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$21,244	$19,075
Promissory note and accrued interest to relate party	3,653	3,512
Accounts payable - related	95,427	88,813
Total current liabilities	120,324	111,400

Total liabilities	120,324	111,400

Commitments	—	—

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
None- issued and outstanding	—	—
Common Stock, $0.0001 par value, 290,000,000 shares authorized,
33,920 shares issued and outstanding	3	3
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,797,473	(121,788,549)
Total stockholders' deficit	(120,324)	(111,400)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three and Six Months Ended December 31, 2021 and 2020
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	2,753	23,850	8,783	29,196
Total operating expenses	2,753	23,850	8,783	29,196

Loss from operations	(2,753)	(23,850)	(8,783)	(29,196)

Other expenses:
Interest expense	(71)	—	(141)	—
Total other expenses	(71)	—	(141)	—

Income (loss) before income taxes	(2,824)	(23,850)	(8,924)	(29,196)

Income tax expense	—	—	—	—

Net loss	$(2,824)	$(23,850)	$(8,924)	$(29,196)

Income (loss) per share – basic and diluted:	$(0.09)	$(0.77)	$(0.29)	$(0.94)

Weighted average number of
common shares outstanding - basic and diluted	30,920	30,920	30,920	30,920

See accompanying notes to unaudited financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Six Months Ended December 31, 2021 and 2020
(Unaudited)

	For the Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(8,924)	$(29,196)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share-based compensation	—	7,500
Increase (decrease) in liabilities:
Accounts payable	2,169	9,359
Accounts payable- related	6,755	12,377
Cash provided by (used in) operating activities	—	40

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalent	—	40
Cash and cash equivalent - beginning of period	—	—

Cash and cash equivalent - end of period	$—	$40

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three and Six Months Ended September 30, 2021 and 2020
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	—	$—	30,920	$3	$121,677,146	$(121,788,549)	$(111,400)

Net loss September 30, 2021	—	—	—	—	—	(6,100)	(6,100)

Balance, September 30, 2021	—	—	30,920	3	121,677,146	(121,794,649)	(117,500)

Net loss December 31, 2021	—	—	—	—	—	(2,824)	(2,824)

Balance, December 31, 2021	—	$—	30,920	3	121,677,146	(121,797,473)	$(120,324)

Balance, June 30, 2020	—	$—	30,218	$3	$121,669,646	$(121,760,545)	$(90,896)

Net loss September 30, 2020	—	—	—	—	—	(5,346)	(5,346)

Balance, September 30, 2020	—	—	30,218	3	121,669,646	(121,765,891)	(96,242)

Shares issued for Services	1,000,000	1,000	—	—	7,500	—	7,500

Shares returned to treasury			702

Net loss December 31, 2020	—	—	—	—	—	(23,850)	(23,850)

Balance, December 31, 2020	1,000,000	$1,000.00	30,920	$3	$121,677,146	$(121,789,741)	$(112,592)

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2021 and 2020

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2021 and June 30, 2021, respectively, the deferred tax asset and deferred tax liability accounts

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2021 and 2020

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of December 31

, 2021, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2021 and 2020

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

As of December 31, 2021, and June 30, 2021, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2021 and June 30, 2020.

At December 31, 2021 and June 30, 2021, the company had 33,920 common shares issued and outstanding.

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2021 and 2020

3. Capital Stock (Cont.)

The Company has no other classes of shares authorized for issuance. At December 31, 2021, and June 30, 2021, there were no outstanding stock options or warrants.

4.Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

5.Subsequent Events

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of December 31, 2021, the issued and outstanding shares of common stock totaled 33,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2021.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2021	2021

Current Assets	$ -	$ -
Current Liabilities	120,324	111,400
Working Capital (Deficit)	$(120,324)	$(111,400)

Cash Flows

	December 31,	December 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$-	$40
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$49

Operating Revenues

We have generated no revenues for the three and six months ended December 31, 2021 and December 31, 2020.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2021 were $2,753 compared with $23,820 for the three months ended December 31, 2020.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $23,850 for the three months ended December 31, 2020 to $2,753 for the three months ended December 31, 2021.

 Operating expenses for the six months ended December 31, 2021 were $8,783 compared with $29,196 for the six months ended December 31, 2020.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $29,196 for the six months ended December 31, 2020 to $8,783 for the six months ended December 31, 2021.

 During the three months ended December 31, 2021, the Company recorded a net loss of $2,824. compared with net loss of $23,850 for the three months ended December 31, 2020.

 During the six months ended December 31, 2021, the Company recorded a net loss of $8,924. compared with net loss of $29,196 for the six months ended December 31, 2020.

Liquidity and Capital Resources

 As of December 31, 2021, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2021. As of December 31, 2021, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2021.

 As of December 31, 2021, the Company had total liabilities of $120,324 compared with total liabilities of $111,400 as of June 30, 2021. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $19,075 for the year ended June 30, 2021 to $21,244 for the six months ended December 31, 2021, and an increase in account payable-related from $88,813 for the year ended June 30, 2021 to $95,127 for the six months ended December 31, 2021.

 As of December 31, 2021, the Company has a working capital deficit of $120,324 compared with working capital deficit of $111,400 as of June 30, 2021.

Cashflow from Operating Activities

During the six months ended December 31, 2021 the Company used $0 cash for operating activities compared to the use of $40 cash for operating activities during the six months ended December 31, 2020.

Cashflow from Financing Activities

During the six months ended December 31, 2021 and December 31, 2020, the Company did not receive any cash from financing activities.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2022	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President