Form 10-Q
period 2022-03-31
PETRO USA, INC.
filed 2022-05-20
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,030,920 shares of common stock as of May 20, 2022.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

PETRO USA, INC.
(formerly All State Properties, Inc.)
Balance Sheets
March 31, 2022 and June 30, 2021

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total Assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	21,834	19,075
Promissory note and accrued interest to related party	3,724	3,512
Accounts payable- related	96,726	88,813
Total current liabilities	122,284	111,400

Total liabilities	122,284	111,400

Stockholders' deficit:
Preferred stock: par value $0.0001 per share, 10,000,000
shares authorized, none issued and outstanding	—	—
Common stock: par value $0.0001 per share, 290,000,000
shares authorized, 33,920 shares issued and
outstanding	3	3
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,799,433)	(121,788,549)
Total stockholders' deficit	(122,284)	(111,400)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three and Nine Months Ended March 31, 2022 and 2021
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	1,889	540	10,672	29,736
Total operating expenses	1,889	540	10,672	29,736

Loss from operations	(1,889)	(540)	(10,672)	(29,736)

Other expenses:
Interest expense	(71)	—	(212)	—
Total other expenses	(71)	—	(212)	—

Income (loss) before income taxes	(1,960)	(540)	(10,884)	(29,736)

Income tax expense	—	—	—	—

Net loss	$(1,960)	$(540)	$(10,884)	$(29,736)

Income (loss) per share – basic and diluted:	$(0.06)	$(0.02)	$(0.35)	$(0.96)

Weighted average number of
common shares outstanding - basic and diluted	30,920	30,920	30,920	30,920

See accompanying notes to unaudited financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Nine Months Ended March 31, 2022 and 2021
(Unaudited)

	For the Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(10,884)	$(29,736)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share-based compensation	—	7,500
Increase (decrease) in liabilities:
Accounts payable	2,759	9,859
Promissory notes and accrued interest	212	—
Accounts payable- related	7,913	12,377
Cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalent	—	—
Cash and cash equivalent - beginning of period	—	—

Cash and cash equivalent - end of period	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three and Nine Months Ended March, 2021 and 2020
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	—	$—	30,920	$3	$121,677,146	$(121,788,549)	$(111,400)
Net loss	—	—	—	—	—	(6,100)	(6,100)
Balance, September 30, 2021	—	—	30,920	3	121,677,146	(121,794,649)	(117,500)
Net loss	—	—	—	—	—	(2,824)	(2,824)
Balance, December 31, 2021	—	—	30,920	3	121,677,146	(121,797,473)	(120,324)
Net loss	—	—	—	—	—	(1,960)	(1,960)
Balance March 31, 2022	—	$—	30,920	3	121,677,146	(121,799,433)	$(122,284)

Balance, June 30, 2020	—	$—	30,218	$3	$121,669,646	$(121,760,545)	$(90,896)
Net loss	—	—	—	—	—	(5,346)	(5,346)
Balance, September 30, 2020	—	—	30,218	3	121,669,646	(121,765,891)	(96,242)
Shares issued for Services	1,000,000	1,000	—	—	7,500	—	7,500
Shares returned to treasury			702
Net loss	—	—	—	—	—	(23,850)	(23,850)
Balance, December 31, 2020	1,000,000	1,000	30,920	3	121,677,146	(121,789,741)	(112,592)
Net loss	—	—	—	—	—	(540)	(540)
Balance March 31, 2021	1,000,000	$1,000	30,920	$3	$121,677,146	$(121,790,281)	$(113,132)

See accompanying notes to financial statements.

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2022 and 2021

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2022 and June 30, 2021, respectively, the deferred tax asset and deferred tax liability accounts.

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2022 and 2021

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

As of March 31, 2022, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2022 and 2021

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

As of May 31, 2022, and June 30, 2021, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2022 and 2021

3.        Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2022 and June 30, 2021.

At March 31, 2022 and June 30, 2021, the company had 33,920 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At March 31, 2022, and June 30, 2021, there were no outstanding stock options or warrants.

4.       Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

5.       Subsequent Events

On April 22, 2022, the Company issued Joseph Passalaqua 184,000,000 shares of the Company. In addition, on April 22, 2022 the Company 16,000,000 to Remix Ventures LLC.

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. The company not commenced planned principal operations. The Company has a June 30 year end. As of March 31, 2022, the issued and outstanding shares of common stock totaled 33,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2021.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	June 30,
	2022	2021

Current Assets	$ -	$ -
Current Liabilities	122,284	111,400
Working Capital (Deficit)	$(122,284)	$(111,400)

Cash Flows

	March 31 31,	March 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three and nine months ended March 31, 2022, and March 31, 2021.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2022, were $1,889 compared with $540 for the three months ended March 31, 2021. The increase in operating expenses were attributable to an increase in other general and administrative expenses from $540 for the three months ended March 31, 2021 to $1,889 for the three months ended March 31, 2022.

 Operating expenses for the nine months ended March 31, 2022 were $10,672 compared with $29,736 for the nine months ended March 31, 2021. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $29,736 for the nine months ended March 31, 2021 to $10,672 for the nine months ended March 31, 2022.

 During the three months ended March 31, 2022, the Company recorded a net loss of $1,960. compared with net loss of $540 for the three months ended March 31, 2021.

 During the nine months ended March 31, 2022, the Company recorded a net loss of $10,884. compared with net loss of $29,736 for the nine months ended March 31, 2021.

Liquidity and Capital Resources

 As of March 31, 2022, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2021. As of March 31, 2022, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2021.

 As of March 31, 2022, the Company had total liabilities of $122,284 compared with total liabilities of $111,400 as of June 30, 2021. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $19,075 for the year ended June 30, 2021 to $21,834 for the nine months ended March 31, 2022, and an increase in account payable-related from $88,813 for the year ended June 30, 2021 to $96,726 for the nine months ended March 31, 2022.

 As of March 31, 2022, the Company has a working capital deficit of $122,284 compared with working capital deficit of $111,400 as of June 30, 2021.

Cashflow from Operating Activities

During the nine months ended March 31, 2022 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the nine months ended March 31, 2021.

Cashflow from Financing Activities

During the six months ended March 31, 2022, and March 31, 2021, the Company did not receive any cash from financing activities.

Subsequent Developments

On April 22, 2022, the Company issued Joseph Passalaqua 184,000,000 shares of the Company. In addition, on April 22, 2022, the Company 16,000,000 to Remix Ventures LLC.

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

Dated: May 20, 2022	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President