Form 10-K/A
period 2017-06-30
PETRO USA, INC.
filed 2022-06-01
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- K/A

(Amendment No. 2 )

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

Petro USA, Inc. formerly known as All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-K for the period ended June 30, 2017 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2017, solely to correct a mistake that stated that the Company was a “Shell Company” when it was not .

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Original Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10- K/A :

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2022.

Petro USA, Inc.

By:	/s/ Joseph C. Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)