Form 10-K/A
period 2020-06-30
PETRO USA, INC.
filed 2022-06-03
CIK 745543

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

Petro USA, Inc. formerly known as All State Properties Holdings, Inc. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-K for the period ended June 30, 2019 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2020, solely to correct a mistake that stated that the Company was a “Shell Company” when it was not .

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2022.

Petro-USA, Inc. F /K/A All State Properties Holdings, Inc.

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)

27