Form 10-Q/A
period 2021-09-30
PETRO USA, INC.
filed 2022-06-03
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Petro USA, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2021 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, solely to correct a mistake that stated that the Company was a “Shell Company” when it was not .

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

TABLE OF CONTENTS

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

Dated: June 3, 2022	Petro USA, Inc ..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President