Form 10-Q/A
period 2021-12-31
PETRO USA, INC.
filed 2022-06-03
CIK 745543

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

EXPLANATORY NOTE

Petro USA, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 31, 2021 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2021, solely to correct a mistake that stated that the Company was a “Shell Company” when it was not .

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

Dated: June 3, 2022	Petro USA, Inc.

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President