Form 10-Q/A
period 2022-03-31
PETRO USA, INC.
filed 2022-06-03
CIK 745543

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

EXPLANATORY NOTE

Petro USA, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2022, solely to correct a mistake that stated that the Company was a “Shell Company” when it was not .

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