Form 10-K
period 2022-06-30
PETRO USA, INC.
filed 2022-10-14
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date 200,030,920 shares of common stock are outstanding as of October 14, 2022.

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

The Company has a June 30 year end. As of June 30, 2022, the issued and outstanding shares of common stock totaled 200,030,920.

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

FISCAL YEAR ENDED JUNE 30, 2022:	High		Low
September 30, 2021	$2.19			$2.19
December 31. 2021	$1.25			$1.25
March 31, 2022	$9.99			$3.01
June 30, 2022	$6.36			$5.00

FISCAL YEAR ENDED JUNE 30, 2021:
September 30, 2020	$20.00		`	10.00
December 31, 2020	$2.00			$1.10
March 31, 2021	$3.0	1		$3.01
June 30, 2021	$2.00			$2.00

SHAREHOLDERS OF RECORD

As of June 30, 2022, there were approximately 514 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2022, there were 200,030,920 shares of our common stock issued and outstanding.

Of the 200,030,920 common stock issued and outstanding, 200,016,920 shares are owned by officers, directors and principal stock holders.  Only 30,920 shares (of which 16,920 shares are owned by officers, directors and principal stock holders) have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with the company (in general, a person who is not one of our executive officers, directors or principal shareholders during the three-month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2022, the Registrant had the following sale of unregistered securities:

None

ISSUER PURCHASE OF SECURITIES

On May 1, 2022, the majority of the shareholders and board of directors of the Registrant approved the issuance of an additional 200,000,000 shares at par value to a related party for cancelling $20,000 of debt to that same related party thereby increasing the issued shares from 30,920 to 200,030,920 shares.

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

Overview

Petro USA, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast-food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services. The Company has a June 30 year end. As of June 30, 2022 the issued and outstanding shares of common stock totaled 30,920.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIONS

Working Capital	June 30	June 30
	2022	2021

Current Assets	$-	$-
Current Liabilities	124,543	111,400
Working Capital (Deficit)	$(124,543)	$(111,400)

Cash Flows	June 30	June 30
	2022	2021

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED JUNE 30, 2021 COMPARED TO YEAR ENDED JUNE 30, 2020

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2022 and 2021.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2022 were $12,860 compared with $27,991 for the year ended June 30, 2021. The decrease in operating expenses were attributable to a decrease in general and administrative expenses from $27,991 for the year ended June 30, 2021 to $12,860 to the year ended June 30, 2022.

During the year ended June 30, 2022, the Company recorded a net loss of $13,143, compared with net loss of $28,004 for the year ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2021. As of June 30, 2022, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2021.

As of June 30, 2022, the Company had total liabilities of $124,543 compared with total liabilities of $111,400 as of June 30, 2021. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities from $19,075 on June 30, 2021 to $21,089 on June 30, 2022 and an increase in due to related parties from $88,813 on June 30,2021 to $99,659 on June 30, 2022 and an increase in promissory note and accrued interest to related party from $3,512 on June 30,2021 to $3,795 on June 30, 2022.

As of June 30, 2022, the Company has a working capital deficit of $124,543 compared with working capital deficit of $111,400 at June 30, 2021 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from $19,075 on June 30, 2021 to $21,089 on June 30, 2022 and an increase in due to related parties from $88,813 on June 30,2021 to $99,659 on June 30, 2022 and an increase in promissory note and accrued interest to related party from $3,512 on June 30,2021 to $3,795 on June 30, 2022.

Cashflows from Operating Activities

During the year ended June 30, 2022 and June 30, 2021, the Company did not used any cash for operating activities.

Cashflows from Financing Activities

During the years ended June 30, 2022 the Company received $0 from proceeds from related promissory note compared to $3,500 received on June 30, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PETRO USA. INC.

FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

C O N T E N T S

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Petro USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petro USA, Inc. (the “Company”) as of June 30, 2022, and the related consolidated statement of operations, statements of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $121,801,962. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

October 13, 2022

PCAOB# 67789

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Petro USA, Inc. (formerly All State Properties Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petro USA, Inc. (formerly All State Properties Holdings, Inc.) (the “Company”) as of June 30, 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017 to 2022.

Red Bank, NJ

October 20, 2021

331 Newman Springs Road	P (732)784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Petro USA, Inc. (formerly All State Properties Holdings, Inc.) Balance Sheets

	June 30,
	2022	2021
Assets

Current Assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$21,089	$19,075
Promissory note and accrued interest to related party	3,795	3,512
Due to related parties	79,659	88,813
Total current liabilities	104,543	111,400

Total liabilities	104,543	111,400

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
	—	—
Common Stock, $0.0001 par value, 290,000,000 and 500,000,000 shares
Authorized respectively, 200,030,920 and 30,920 shares issued and outstanding respectively	20,003	3
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,801,692)	(121,788,549)
Total stockholders' deficit	(104,543)	(111,400)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these financial statements

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Operations

	For the Years Ended
	June 30,
	2022	2021

Revenues	$—	$—

Operating expenses
Other general and administrative expenses	12,860	27,992
Total operating expenses	12,860	27,992

Loss from operations	(12,860)	(27,992)

Other income (expense)
Loss on settlement of debt	—	—
Interest expense	(283)	(12)
Total other income (expense)	(283)	(12)

Net loss	(13,143)	$(28,004)

Basic and fully diluted loss per common share	—	$(.91)

Basic and fully diluted weighted average
common shares outstanding	200,030,920	30,920

The accompanying notes are an integral part of these unaudited financial statements

Petro USA, Inc. (formerly All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2022 and 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2020	-	-	30,218	$ 3	$121,669,646	(121,760,545)	(90,896)

Shares issued for services	1,000,000	1,000	-	-	6,500	-	7,500

Shares returned to treasury	-	-	702	-	-	-	-

Cancellation of preferred shares	(1,000,000)	(1,000)	-	-	1,000	-	-

Net loss for the year ended June 30, 2021	-	-	-	-	-	(28,004)	(28,004)

Balance at June 30, 2021	-	$ -	30,920	$ 3	$121,677,146	$(121,788,549)	$(111,400)

Shares issued for cancellation of debt	-	-	200,000,000	20,000	-	-	20,000

Net loss for the year ended June 30, 2022	-	-	-	-	-	(13,143)	(13,143)

Balance at June 30, 2022	-	$ -	200,030,920	$ 20,003	$121,677,146	$(121,801,692)	$(104,543)

The accompanying notes are an integral part of these financial statements

F-4

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Cash Flows

	For the Years Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(13,143)	$(28,004)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Issuance of common stock as share-based compensation	—	7,500
Loss on extinguishment of debt	—	—
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,014	3,852
Increase (decrease) in accrued interest to related	283	—
Increase (decrease) in due to related parties	10,846	13,152
Net cash provided by (used in) operating activities	—	(3,500)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—
Proceeds from related party promissory note	—	3,500
Net cash provided by (used in) financing activities	—	3,500

Net increase (decrease) in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Conversion of related party debt	—	—

The accompanying notes are an integral part of these financial statements

F-5

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

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

As of June 30, 2022, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

1.	Organization, Description of Business, and Basis of Accounting (Continued)

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1:  None

Level 2:  None

Level 3:  None

The Fair Value Option permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended June 30, 2022 and 2021, there were no applicable items on which the fair value option was elected. The Fair Value Option may impact our consolidated financial statements in the future.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

1.	Organization, Description of Business, and Basis of Accounting (Continued)

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

As of June 30, 2022 and 2021, the Company’s has no issued and outstanding warrants or options.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

		June 30

	2022		2021
Income tax expense at statutory rate	7,210		3,640
Valuation Allowance	(7,210)		(3,640)
Income tax expense per books	$—		$—

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30:
	2022	2021
Net Operating Loss Carryover	(212,111)	$(194,823)
Valuation Allowance	212,111	194,823
Net Deferred Tax Asset	$—	$—

The Company has a net operating loss carryover of $824,906 as of June 30, 2022.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years. These amounts can be carried forward to offset future taxable income indefinitely.  No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2022 and 2021, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2022 or 2021.

4.       Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2021 and 2020.

At June 30, 2022 and 2021, the Company had 200,030,920 and 30,920 common shares issued and outstanding respectively.

On May 1, 2022, the majority of the shareholders and board of directors of the Registrant approved the issuance of an additional 200,000,000 shares at par value to a related party for cancelling $20,000 of debt to that same related party thereby increasing the issued shares from 30,920 to 200,030,920 shares.

On May 5, 2022, the majority of the shareholders and board of directors of the Registrant approved the increase in the number of authorized shares of common stock of the Company, par value $0.0001 per share, from 300,000,000 shares to 500,000,000 shares.

During the year ended June 30, 2021, 702 shares of common stock were returned to treasury and cancelled.

The Company has no other classes of shares authorized for issuance. At June 30, 2022 and 2021, there were no outstanding stock options or warrants.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

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

6.       Subsequent Events

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

GRIES AND ASSOCIATES, LLC

This decision to engage Gries and Associates, LLC was approved by our full Board of Directors. Because we have no standing audit committee, our full Board of Directors participated in and approved the decision to change independent accountants. Presently, the Board of Directors acts as the audit committee.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2022. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2021 and/or June 30, 2022 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	73	Chief Executive Officer, Chief Financial Officer	2017
		Secretary and Director

Joseph C. Passalaqua

Mr. Passalaqua, 73, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2021	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer	2022	$0	$0	$0	$0	$0	$0	$0	$0
President and Director)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2021 and June 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2022 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock; the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Joseph C. Passalaqua	Common	200,016,922	99.993%
106 Glenwood Drive
Liverpool, NY 13090

All Directors and officers as a group (1 member)	Common	200,016,922	99.993%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2022	2021
Audit fees	$8,000	$2,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2022.

Petro USA, Inc..

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)