Form 10-Q
period 2022-09-30
PETRO USA, INC.
filed 2022-11-15
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,030,920 shares of common stock as of November 15, 2022.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF C O N T E N T S

F-1

Petro USA, Inc.
(formerly All State Properties, Inc)
Balance Sheets
September 30, 2022 and June 30, 2022

	September 30,	June 30,
	2022	2022
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents
Total current assets	—

Total assets	$—

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$21,924	$21,089
Promissory note and accrued interest to relate party	3,865	3,795
Accounts payable - related	80,582	79,659
Total current liabilities	106,371	104,543

Total liabilities	106,371	104,543

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
, None- issued and outstanding	—	—
Common Stock, $0.0001 par value, 500,000,000 shares authorized,
200,030,920 shares issued and outstanding	20,003	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,803,520	(121,801,692
Total stockholders' deficit	(106,371)	(104,543

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these financial statements

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three Months Ended September 30, 2022 and 2021
(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

Revenues	$—	$—

Operating expenses
Other general and administrative expenses	1,758	6,030
Total operating expenses	1,758	6,030

Loss from operations	(1,758)	(6,030)

Other income (expense)
Interest expense	(70)	(70)
Total other income (expense)	(70)	(70)

Net loss	$(1,828)	$(6,100)

Basic and fully diluted loss per common share	$(0.00)	$(020)

Basic and fully diluted weighted average
common shares outstanding	200,030,920	30,218

The accompanying notes are an integral part of these unaudited financial statements

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Three Months Ended September 30, 2022 and 2021
(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(1,828)	$(6,100)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	835	223
Accounts payable - related parties	993	5,877
Net cash provided by (used in) operating activities		—

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Net increase (decrease) in cash	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three Months Ended September 30, 2022 and 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,801,692)	$(104,543)

Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,828)	(1,828)

Balance at September 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,803,520)	$(106,371)

Balance at June 30, 2021	—	$—	30,218	$3	$121,677,146	$(121,788,549)	$(111,400)

Net loss for the three months ended September 30, 2021	—	—	—	—	—	(6,100)	(6,100)

Balance at September 30, 2021	—	$—	30,218	$3	$121,669,646	$(121,794,649)	$(117,500)

The accompanying notes are an integral part of these unaudited financial statements

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2022 and 2021

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2022 and notes thereto contained in our 10-K Annual Report

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2022 and June 30, 2022, respectively, the deferred tax asset and deferred tax liability accounts

.

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2022 and 2021

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

As of September 30, 2022, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

For the three months ended September 30, 2022 and 2021

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

As of September 30, 2022, and June 30, 2022, the Company has no issued and outstanding warrants or options.

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

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2022 and June 30, 2022.

At September 30, 2022 and June 30, 2022, the company had 200,030,920 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At September 30, 2022, and June 30, 2022, there were no outstanding stock options or warrants.

Petro USA, Inc.

Notes to Financial Statements

For the three months ended September 30, 2022 and 2021

4. Related Party Transactions

The Amounts due to related parties are advances from a company controlled by the Company's Chief Executive Officer in order to pay operating expenses of the Company. These advances are non-interest bearing and payable upon demand.

5. Subsequent Events

None.

F-9

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of September 30, 2022, the issued and outstanding shares of common stock totaled 200,033,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	June 30,
	2022	2022

Current Assets	$ -	$ -
Current Liabilities	106,371	104,543
Working Capital (Deficit)	$(106,371)	$(104,543)

Cash Flows

	September 30,	September 30,
	2022	2022

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three months ended September 30, 2022 and September 30, 2021.

Operating Expenses and Net Loss

 Operating expenses for the three months ended September 30, 2022 were $1,758 compared with $6,030 for the three months ended September 30, 2021.  The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $6,030 for the three months ended September 30, 2021 to $1,758 for the three months ended September 30, 2022.

 During the three months ended September 30, 2022, the Company recorded a net loss of $1,828. compared with net loss of $6,100 for the three months ended September 30, 2021.

Liquidity and Capital Resources

 As of September 30, 2022, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2022. As of September 30, 2022, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2022.

 As of September 30, 2022, the Company had total liabilities of $106,371 compared with total liabilities of $104,543 as of June 30, 2022. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $21,089 for the year ended June 30, 2022 to $21,924 for the three months ended September 30, 2022, an increase in promissory note and accrued interest to related party from $3,795 for the year ended June 30, 2022 to $3,865 for the three months ended September 30, 2022 and an increase in account payable related from $79,659 for the year ended June 30, 2022 to $80.582 for the three months ended September 30, 2022.

 As of September 30, 2022, the Company has a working capital deficit of $106,371 compared with working capital deficit of $104,543 as of June 30, 2022.

Cashflow from Operating Activities

During the three months ended September 30, 2022 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the three months ended September 30, 2021.

Cashflow from Financing Activities

During the three months ended September 30, 2022 and September 30, 2021, the Company did not receive any cash from financing activities.

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

Dated: November 15, 2022	Petro USA, Inc.

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President