Form 10-Q
period 2022-12-31
PETRO USA, INC.
filed 2023-03-22
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,030,920 shares of common stock as of March 22, 2023.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2022

TABLE OF C O N T E N T S

PETRO USA, INC.
(formerly All State Properties, Inc.)
Balance Sheets
December 31, 2022 and June 30, 2022

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	22,554	21,089
Promissory note and accrued interest to related party	3,935	3,795
Accounts payable- related	93,655	79,659
Total current liabilities	120,144	104,543

Total liabilities	120,144	104,543

Commitments	—	—

Stockholders' deficit:
Preferred stock: par value $0.0001 per share, 10,000,000
shares authorized, none issued and outstanding	—	—
Common stock: par value $0.0001 per share, 290,000,000
shares authorized, 200,033,920 and 200,033,920 shares issued and
Outstanding on December 31 and June 30, 2022 respectfully	20,003	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,817,293)	(121,801,692)
Total stockholders' deficit	(120,144)	(104,543)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three and Six Months Ended December 31, 2022 and 2021
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	13,703	2,753	15,461	8,783
Total operating expenses	13,703	2,753	15,461	8,783

Loss from operations	(13,703)	(2,753)	(15,461)	(8,783)

Other expenses:
Interest expense	(70)	(71)	(140)	(141)
Total other expenses	(70)	(71)	(140)	(141)

Income (loss) before income taxes	(13,773)	(2,824)	(15,601)	(8,924)

Income tax expense	—	—	—	—

Net loss	$(13,773)	$(2,824)	$(15,601)	$(8,924)

Income (loss) per share – basic and diluted:	$(0.00)	$(0.09)	$(0.00)	$(0.29)

Weighted average number of
common shares outstanding - basic and diluted	200,030,920	30,218	200,030,920	30,920

See accompanying notes to unaudited financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Six Months Ended December 31, 2022 and 2021
(Unaudited)

For the Six Months Ended
December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(15,601)	$(8,924)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share-based compensation	—	—
Increase (decrease) in liabilities:
Accounts payable	1,465	2,169
Accounts payable - related	13,996	2,169
Promissory note and accrued interest	140	6,755
Cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Cash provided by investing activities			-

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalent	—	—
Cash and cash equivalent - beginning of period	—	—

Cash and cash equivalent - end of period	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three and Six Months Ended September 30, 2021 and 2020
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,801,692)	$(104,543)

Net loss September 30, 2022	—	—	—	—	—	(1,824)	(1,824)

Balance, September 30, 2022	—	—	200,030,920	20,003	121,677,146	(121,803,520)	(106,372)

Net loss December 31, 2022	—	—	—	—	—	(13,773)	(13,773)

Balance, December 31, 2022	—	$—	200,030,920	20,003	121,677,146	(121,817,293)	$(120,144)

Balance, June 30, 2021	—	$—	30,920	$3	$121,677,146	$(121,788,549)	$(111,400)

Net loss September 30, 2021	—	—	—	—	—	(6,100)	(6,100)

Balance, September 30, 2021	—	—	30,920	3	121,677,146	(121,794,649)	(117,500)

Net loss December 31, 2021	—	—	—	—	—	(2,824)	(2,824)

Balance, December 31, 2021	—	$—	30,920	$3	$121,677,146	$(121,797,473)	$(120,324)

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2022 and 2021

1. Organization, Description of Business, and Basis of Accounting

Business Organization

Petro USA, Inc. formerly All State Properties Holdings, Inc., a corporation (the "Company") was organized under the state of Nevada on April 24, 2008 to conduct business formerly carried on by its predecessor partnership, All State Properties L.P. (the "Partnership"). The Partnership merged with the Company on May 29, 2008. The Company acquired all of the assets and assumed all of the liabilities and obligations of the Partnership. At May 29, 2008 each unit, par value $0.001 per share of the Partnership was converted into one issued and outstanding share of par value $0.0001 common stock of the Corporation.  On December 18, 2020, All State Properties Holdings, Inc. changed its name to Petro USA, Inc.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2022 and June 30, 2022, respectively, the deferred tax asset and deferred tax liability accounts as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

.

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2022 and 2021

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

As of December 31, 2022, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2022 and 2021

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

As of December 31, 2022, and June 30, 2022, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2022 and 2021

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2022 and June 30, 2022.

At December 31, 2022 and June 30, 2022, the company had 200,033,920 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At December 31, 2022, and June 30, 2022, there were no outstanding stock options or warrants.

4 ..Related Party Transactions

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of December 31, 2022, the issued and outstanding shares of common stock totaled 33,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2022	2022

Current Assets	$ -	$ -
Current Liabilities	120,144	104,543
Working Capital (Deficit)	$(120,144)	$(111,543)

Cash Flows

	December 31,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three and six months ended December 31, 2022 and December 31, 2021.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2022 were $13,703 compared with $2,753 for the three months ended December 31, 2021.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $2,753 for the three months ended December 31, 2021 to $13,703 for the three months ended December 31, 2022.

 Operating expenses for the six months ended December 31, 2022 were $15,461 compared with $8,783 for the six months ended December 31, 2021.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $8,783 for the six months ended December 31, 2021 to $15,461 for the six months ended December 31, 2022.

 During the three months ended December 31, 2022, the Company recorded a net loss of $13,773. compared with net loss of $2,824 for the three months ended December 31, 2021.

 During the six months ended December 31, 2022, the Company recorded a net loss of $15,601. compared with net loss of $8,924 for the six months ended December 31, 2021.

Liquidity and Capital Resources

 As of December 31, 2022, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2022. As of December 31, 2022, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2022.

 As of December 31, 2022, the Company had total liabilities of $120,144 compared with total liabilities of $104,543 as of June 30, 2022. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $21,089 for the year ended June 30, 2022 to $22,554 for the six months ended December 31, 2022, and an increase in account payable-related from $79,659 for the year ended June 30, 2022 to $93,655 for the six months ended December 31, 2022.

 As of December 31, 2022, the Company has a working capital deficit of $120,144 compared with working capital deficit of $104,543 as of June 30, 2022.

Cashflow from Operating Activities

During the six months ended December 31, 2022 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the six months ended December 31, 2021.

Cashflow from Financing Activities

During the six months ended December 31, 2022 and December 31, 2021, the Company did not receive any cash from financing activities.

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

Dated: March 22, 2023	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President