Form 10-Q
period 2023-03-31
PETRO USA, INC.
filed 2023-08-10
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,030,920 shares of common stock as of August 9, 2023.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2023

TABLE OF C O N T E N T S

PETRO USA, INC.
(formerly All State Properties, Inc.)
Balance Sheets
March 31, 2023 and June 30, 2022

	March 31,	June 30,
	2023	2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—

Total assets	$—	$—

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	23,568	21,089
Promissory note and accrued interest to related party	4,006	3,795
Accounts payable- related	94,761	79,659
Total current liabilities	122,335	104,543

Total liabilities	122,335	104,543

Commitments	—	—

Stockholders' deficit:
Preferred stock: par value $0.0001 per share, 10,000,000
shares authorized, none issued and outstanding
Common stock: par value $0.0001 per share, 290,000,000
shares authorized, 200,033,920 and 200,033,920 shares issued and
Outstanding on March 31, 2023 and June 30, 2022 respectfully	20,003	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,819,484)	(121,801,692)
Total stockholders' deficit	(122,335)	(104,543)

Total liabilities and stockholders' deficit	$—	$—

See accompanying notes to financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Operations
Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	2,120	1,889	17,581	10,672
Total operating expenses	2,120	1,889	17,581	10,672

Loss from operations	(2,120)	(1,889)	(17,581)	(10,672)

Other expenses:
Interest expense	(71)	(71)	(211)	(212)
Total other expenses	(71)	(71)	(211)	(212)

Income (loss) before income taxes	(2,191)	(1,960)	(17,792)	(10,884)

Income tax expense	—	—	—	—

Net loss	$(2,191)	$(1,960)	$(17,792)	$(10,884)

Income (loss) per share – basic and diluted:	$(0.00)	$(0.06)	$(0.00)	$(0.35)

Weighted average number of
common shares outstanding - basic and diluted	200,030,920	30,218	200,030,920	30,920

See accompanying notes to unaudited financial statements.

PETRO USA, INC.
(formerly All State Properties Holdings, Inc.)
Statements of Cash Flows
Nine Months Ended March 31, 2023 and 2022
(Unaudited)

For the Nine Months Ended
March 31,

	2023	2022

Cash flows from operating activities:
Net income (loss)	$(17,792)	$(10,884)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share-based compensation	—	—
Increase (decrease) in liabilities:
Accounts payable	2,479	2,759
Accounts payable- related	15,313	8,125
Cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Cash provided by investing activities

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalent	—	—
Cash and cash equivalent - beginning of period	—	—

Cash and cash equivalent - end of period	$—	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

Petro USA, Inc.
(formerly All State Properties Holdings, Inc.)
Statement of Changes in Stockholders' Deficit
For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,801,692)	$(104,543)
Net loss September 30, 2022	—	—	—	—	—	(1,824)	(1,824)
Balance, September 30, 2022	—	—	200,030,920	20,003	121,677,146	(121,803,520)	(106,372)
Net loss December 31, 2022	—	—	—	—	—	(13,773)	(13,773)
Balance December 31, 2022	—	—	200,030,920	20,003	121,677,146	(121,817,293)	(120,144)
Net loss March 31, 2023	—	—	—	—	—	(2,191)	(2,191)
Balance, March 31, 2023	—	$—	200,030,920	20,003	121,677,146	(121,819,484)	$(122,335)

Balance, June 30, 2021	—	$—	20,920	$3	$121,677,146	$(121,788,549)	$(111,400)
Net loss September 30, 2021	—	—	—	—	—	(6,100)	(6,100)
Balance, September 30, 2021	—	—	20,920	3	121,677,146	(121,794,649)	(117,500)
Net loss December 31, 2021	—	—	—	—	—	(2,824)	(2,824)
Balance, December 31, 2021	—	—	20,920	3	121,677,146	(121,797,473)	(120,324)
Net loss March 31, 2022	—	—	—	—	—	(1,960)	(1,960)
Balance, March 31, 2022	—	$—	20,920	$3	$121,677,146	$(121,799,433)	$(122,284)

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2023 and 2022

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2023 and June 30, 2022, respectively, the deferred tax asset and deferred tax liability accounts as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

.

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2023 and 2022

1. Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

As of March 31, 2023, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2023 and 2022

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

As of March 31, 2023, and June 30, 2022, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

Notes to Financial Statements

For the three months and nine months ended March 31, 2023 and 2022

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at March 31, 2023 and June 30, 2022.

At March 31, 2023 and June 30, 2022, the company had 200,033,920 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At March 31, 2023, and June 30, 2022, there were no outstanding stock options or warrants.

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company not commenced planned principal operations. The Company has a June 30 year end. As of March 31, 2023, the issued and outstanding shares of common stock totaled 200,033,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIOMS

Working Capital

	March 31,	June 30,
	2023	2022

Current Assets	$ -	$ -
Current Liabilities	121,335	104,543
Working Capital (Deficit)	$(121,335)	$(111,543)

Cash Flows

	March 31,	March 31,
	2023	2022

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

Operating Revenues

We have generated no revenues for the three and nine months ended March 31, 2023 and March 31, 2022.

Operating Expenses and Net Loss

 Operating expenses for the three months ended March 31, 2023 were $2,120 compared with $1,889 for the three months ended December 31, 2021.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $1,889 for the three months ended March 31, 2022 to $2,120 for the three months ended December 31, 2023.

 Operating expenses for the nine months ended March 31, 2023 were $17,581 compared with $10,672 for the nine months ended March 31, 2022.  The increase in operating expenses were attributable to an increase in other general and administrative expenses from $10,672 for the nine months ended March 31, 2022 to $17,581 for the nine months ended March 31, 2023.

 During the three months ended March 31, 2023, the Company recorded a net loss of $2,191. compared with net loss of $1,960 for the three months ended March 31, 2022.

 During the nine months ended March 31, 2023, the Company recorded a net loss of $17,792. compared with net loss of $10,884 for the six months ended March 31, 2023.

Liquidity and Capital Resources

 As of March 31, 2023, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2022. As of March 31, 2023, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2022.

 As of March 31, 2023, the Company had total liabilities of $122,335 compared with total liabilities of $104,543 as of June 30, 2022. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $21,089 for the year ended June 30, 2022 to $23,568 for the nine months ended March 31, 2023, and an increase in account payable-related from $79,659 for the year ended June 30, 2022 to $94,761 for the nine months ended March 31, 2023.

 As of March 31, 2023, the Company has a working capital deficit of $122,335 compared with working capital deficit of $104,543 as of June 30, 2022.

Cashflow from Operating Activities

During the nine months ended March 31, 2023 the Company used $0 cash for operating activities compared to the use of $0 cash for operating activities during the nine months ended March 31, 2022.

Cashflow from Financing Activities

During the nine months ended March 31, 2023 and March 31, 2022, the Company did not receive any cash from financing activities.

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

Dated: August 10, 2023	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President