Form 10-K
period 2023-06-30
PETRO USA, INC.
filed 2023-10-13
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 12, 2023, was $12,721.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 30,920 shares of common stock are outstanding as of October 12, 2023.

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

The Company has a June 30 year end. As of June 30, 2023, the issued and outstanding shares of common stock totaled 200,030.920.

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

FISCAL YEAR ENDED JUNE 30, 2023:	High	Low
September 30, 2022	$7.00		$7.00
December 31. 2022	$8.01		$8.01
March 31, 2023	$9.99		$9.99
June 30, 2023	$7.99		$7.99

FISCAL YEAR ENDED JUNE 30, 2022:
September 30, 2021	$2.19	`	2.19
December 31, 2021	$1.25		$1.25
March 31, 2022	$9.99		$3.01
June 30, 2022	$6.36		$5.00

SHAREHOLDERS OF RECORD

As of June 30, 2023, there were approximately 514 holders of record of our common stock, not including holders who hold their shares in street name.

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

INFORMATION RELATING TO OUTSTANDING SHARES

As of June 30, 2023, there were 200,030,920 shares of our common stock issued and outstanding.

Of the 200,030,920 common stock issued and outstanding, 200,016,920 shares are owned by officers, directors and principal stock holders.  Only 200,030,920 shares (of which 200,016,920 shares are owned by officers, directors and principal stock holders) have been held for a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2023, the Registrant had the following sale of unregistered securities:

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

Overview

Petro USA, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is an operator of truck stops and travel centers in the United States, offering diesel fuel and gasoline, full service and fast-food restaurants, maintenance and repair service for trucks, and groceries and convenience goods, among other products and services.  The Company has a June 30 year end. As of June 30, 2023 the issued and outstanding shares of common stock totaled 200,030,920.

   Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

   We are considered a start-up corporation. Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2023.

RESULTS OF OPERATIONS

Working Capital	June 30	June 30
	2023	2022

Current Assets	$100	$-
Current Liabilities	128,506	104,543
Working Capital (Deficit)	$(128,406)	$(104,543)

Cash Flows	June 30	June 30
	2023	2022

Cash Flows from (used in) Operating Activities	$-	$-
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$-

YEAR ENDED JUNE 30, 2023 COMPARED TO YEAR ENDED JUNE 30, 2022

REVENUES

We have generated revenues of $0 and $0 for the years ended June 30, 2023, and 20221.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses for the year ended June 30, 2023, were $23,581 compared with $12,860 for the year ended June 30, 2022.  The incrase in operating expenses were attributable to an increase in general and administrative expenses from $12,860 for the year ended June 30, 2022 to $23,581 to the year ended June 30, 2023.

During the year ended June 30, 2023, the Company recorded a net loss of $23,863, compared with net loss of $13,143 for the year ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company's cash balance was $0 compared to cash balance of $0 as of June 30, 2022. As of June 30, 2023, the Company's total assets were $0 compared to total assets of $0 as of June 30, 2022.

As of June 30, 2023, the Company had total liabilities of $128,506 compared with total liabilities of $104,543 as of June 30, 2022. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities from $21,089 on June 30, 2022 to $29,568 on June 30, 2023 and an increase in due to related parties from $79,659 on June 30,2022 to $94,861 on June 30, 2023 and an increase in promissory note and accrued interest to related party from $3,795 on June 30,2022 to $4,077 on June 30, 2023.

As of June 30, 2023, the Company has a working capital deficit of $128,406 compared with working capital deficit of $104,543 at June 30, 2022 with the increase in the working capital deficit attributed to an increase in accounts payable and accrued liabilities from $21,089 on June 30, 2022 to $29,568 on June 30, 2023 and an increase in due to related parties from $79.659 on June 30,2022 to $94,861 on June 30, 2023 and an increase in promissory note and accrued interest to related party from $3,795 on June 30,2022 to $4,077 on June 30, 2023.

Cashflows from Operating Activities

During the year ended June 30, 2023, and June 30, 2022, the Company did not used any cash for operating activities.

Cashflows from Financing Activities

During the years ended June 30, 2023, the Company received $0 from proceeds from related promissory note compared to $0 received on June 30, 2022.

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

JUNE 30, 2023 AND 2022

C O N T E N T S

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Petro USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petro USA, Inc. (the Company), which comprise the balance sheet as of June 30, 2023 and June 30, 2022 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, respectively, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

As shown in the financial statements, the Company incurred net losses of 23,863 during the year ended June 30, 2023 and accumulated losses of $121,825,555. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2023.

Denver, Colorado October 12, 2023 PCAOB# 6778
blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Petro USA, Inc. (formerly All State Properties Holdings, Inc.) Balance Sheets

	June 30,
	2023	2022
Assets

Current Assets:
Cash and cash equivalents	$100	$—
Total current assets	100	—

Total assets	$100	$—

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$29,568	$21,089
Promissory note and accrued interest to related party	4,077	3,795
Due to related parties	94,861	79,659
Total current liabilities	128,506	104,543

Total liabilities	128,506	104,543

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
	—	—
Common Stock, $0.0001 par value, 500,000,000 and 290,000,000 shares
Authorized, 200,030,920 shares issued and Outstanding,
respectively	20,003	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,825,555)	(121,801,692)
Total stockholders' deficit	(128,406)	(104,543)

Total liabilities and stockholders' deficit	$100	$—

The accompanying notes are an integral part of these financial statements

F-2

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Operations

	For the Years Ended
	June 30,
	2023	2022

Revenues	$—	$—

Operating expenses
Other general and administrative expenses	23,681	12,860
Total operating expenses	23,581	12,860

Loss from operations	(23,581)	(12,860)

Other income (expense)
Loss on settlement of debt	—	—
Interest expense	(282)	(283)
Total other income (expense)	(282)	(283)

Net loss	$(23,863)	$(13,143)

Basic and fully diluted loss per common share	$—	$—

Basic and fully diluted weighted average
common shares outstanding	200,030,920	200,030,920

The accompanying notes are an integral part of these unaudited financial statements

F-3

Petro USA, Inc. (formerly All State Properties Holdings, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended June 30, 2023 and 2022

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2021	—	—	30,920	$3	$121,677,146	$(121,788,549)	$(111,400)

Shares issued for cancellation of debt	—	—	200,000,000	$20,000	—	—	$20,000

Net loss for the year ended June 30, 2022	—	—	—	—	—	$(13,143)	$(13,143)

Balance at June 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,801,692)	$(104,543)

Net loss for the year ended June 30, 2023	—	—	—	—	—	$(23,863)	$(23,863)

Balance at June 30, 2023	—	$—	200,030,920	$20,003	$121,677,146	$(121,825,555)	$(128,406)

The accompanying notes are an integral part of these financial statements

F-4

Petro USA, Inc. (formerly All State Properties Holdings, Inc.)
Statement of Cash Flows

	For the Years Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(23,863)	$(13,143)
Adjustments to reconcile net loss to net cash provided
(used in) operating activities:
Issuance of common stock as share-based compensation	—	—
Loss on extinguishment of debt	—	—
Changes in assets and liabilities
Increase (decrease) in accounts payable	8,479	2,014
Increase (decrease) in accrued interest to related	282	283
Increase (decrease) in due to related parties	15,202	10,846
Net cash provided by (used in) operating activities	100	—

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—
Proceeds from related part promissory note	—	—
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash	100	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	100	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Conversion of related party debt	—	—

The accompanying notes are an integral part of these financial statements

F-5

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2023 and 2022

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2023 and 2022, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of June 30, 2023, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2023 and 2022

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

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2023 and 2022

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

As of June 30, 2023 and 2022, the Company’s has no issued and outstanding warrants or options.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise.  This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  These financial statements do not include any adjustments that might result from this uncertainty

3 ..Income Taxes

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

		June 30

	2023		2023
Income tax expense at statutory rate	7,210		7,210
Valuation Allowance	(7,210)		(7,210)
Income tax expense per books	$—		$—

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2023 and 2022

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of June 30:
	2023	2022
Net Operating Loss Carryover	(249,117)	$(225,254)
Valuation Allowance	249,117	225,254
Net Deferred Tax Asset	$—	$—

The Company has a net operating loss carryover of $249,117 as of June 30, 2023.

The Company has net operating loss carry forwards that were derived solely from operating losses from prior years. These amounts can be carried forward to offset future taxable income indefinitely. No provision was made for federal income taxes as the Company has significant net operating losses.

At June 30, 2023 and 2022, the Company has established a valuation allowance equal to the deferred tax assets as there is no assurance that the Company will generate future taxable income to utilize these assets.

Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carry forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company. The Company had no uncertain tax positions at June 30, 2023 or 2022.

4. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at June 30, 2023 and 2022.

At June 30, 2023 and 2022, the Company had 200,030,920 common shares issued and outstanding respectively.

On April 12, 2022, the majority of the shareholders and board of directors of the Registrant approved the issuance of an additional

The Company has no other classes of shares authorized for issuance. At June 30, 2022 and 2021, there were no outstanding stock options or warrants.

Petro USA, Inc.

Notes to Financial Statements

For the years ended June 30, 2023 and 2022

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2023. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2023, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2023. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2024 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors who served during the years ended June 30, 2022 and/or June 30, 2023 and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Joseph C. Passalaqua	74	Chief Executive Officer, Chief Financial Officer	2017
		Secretary and Director

Joseph C. Passalaqua

Mr. Passalaqua, 74, was employed by Summit Auto Group from 2012 through 2016. He became President of Plantation Corp., in January of 2010. He is the owner of Prime Auto Group, LLC which he formed in August 2015.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal year 2023, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

None.

Name	Salary	Position
Joseph C. Passalaqua	$0	As Chairman of the Board, Chief Executive Officer and Director

SUMMARY COMPENSATION TABLE‡

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Joseph C. Passalaqua	2023	$0	$0	$0	$0	$0	$0	$0	$0
(Principal Chief Executive Officer, Chief Financial Officer	2022	$0	$0	$0	$0	$0	$0	$0	$0
President and Director)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None

Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended June 30, 2022 and June 30, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of June 30, 2023 regarding the beneficial ownership of our common stock each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; each director known to hold common or preferred stock; the Company's chief executive officer; and the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued for the audit and other services provided by our independent registered public accounting firm.

	2023	2022
Audit fees	$8,000	$8,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 12, 2023.

Petro USA, Inc..

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Executive Officer
(Principal executive officer)

By:	/ s/Joseph C, Passalaqua
Joseph C. Passalaqua
Chief Financial Officer
(Principal financial officer)