Form 10-Q
period 2023-09-30
PETRO USA, INC.
filed 2023-11-17
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,030,920 shares of common stock as of November 17, 2023.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC. FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2023

Petro USA, Inc.
Balance Sheets
September 30, 2023 and June 30, 2023

	September 30,	June 30,
	2023	2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$176	$100
Total current assets	176	100

Total assets	$176	$100

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$30,198	$29,568
Promissory note and accrued interest to relate party	4,147	4,077
Accounts payable -related	95,158	94,861
Loan payable	17,350	—
Total current liabilities	146,853	128,506

Total liabilities	146,853	128,506

Stockholders' Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized,
None- issued and outstanding	—	—
Common Stock, $0.0001 par value, 290,000,000 shares authorized,
200,030,920 shares issued and outstanding	20,003	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,843,826)	(121,825,555)
Total stockholders' deficit	(146,677)	(128,406)

Total liabilities and stockholders' deficit	$176	$100

The accompanying notes are an integral part of these unaudited financial statements
F-2

Petro USA, Inc.
Statements of Operations
Three Months Ended September 30, 2023 and 2022
(Unaudited)

	For the Three Months Ended
	September 30,
	2023	2022
Revenues	$—	$—

Operating expenses
Other general and administrative expenses	18,201	1,758
Total operating expenses	18,201	1,758

Loss from operations	(18,201)	(1,758)

Other income (expense)
Interest expense	(70)	(70)
Total other income (expense)	(70)	(70)

Net loss	$(18,271)	$(1,828)
Basic and fully diluted loss per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average
common shares outstanding	200,030,920	200.030,920
The accompanying notes are an integral part of these unaudited financial statements
F-3

Petro USA, Inc.
Statements of Cash Flows
Three Months Ended September 30, 2023 and 2022
(Unaudited)

	For the Three Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(18,271)	$(1,828)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Increase (decrease) in liabilities:
Accounts payable	630	835
Accounts payable - related parties	367	993
Loans Payable	17,350	—
Net cash provided by (used in) operating activities	76	—

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Net increase (decrease) in cash	76	—
Cash and cash equivalents, beginning of period	100	—
Cash and cash equivalents, end of period	176	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
The accompanying notes are an integral part of these unaudited financial statements
F-4

Petro USA, Inc.

Statement of Changes in Stockholders' Deficit

For the Three Months Ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2023	—	$—	200,030,920	$20,003	$121,677,146	$(121,825,555)	$(128,406)

Net loss for the three months ended September 30, 2023	—	—	—	—	—	(18,271)	(18,271)

Balance at September 30, 2023	—	$—	200,030,920	$20,003	$121,677,146	$(121,843,826)	$(146,677)

Balance at June 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,801,692)	$(104,543)

Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,828)	(1,828)

Balance at September 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,803,520)	$(106,371)

The accompanying notes are an integral part of these unaudited financial statements

Petro USA, Inc.

Notes to Unaudited Financial Statements

For the three months ended September 30, 2023 and 2022

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

Accounting Basis

These unaudited financial statements have been prepared on the accrual basis of accounting following generally accepted accounting principles of the United States of America (“U.S. GAAP”) consistently applied.

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2023 and notes thereto contained in our 10-K Annual Report

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2023 and June 30, 2023, respectively, the deferred tax asset and deferred tax liability accounts

Petro USA, Inc.

Notes to Unaudited Financial Statements

For the three months ended September 30, 2023 and 2022

1.	Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

as recorded when material to the unaudited financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

As of September 30, 2023, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

Petro USA, Inc.

Notes to Unaudited Financial Statements

For the three months ended September 30, 2023 and 2022

1.	Organization, Description of Business, and Basis of Accounting (Cont.)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying unaudited financial statements.

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

As of September 30, 2023, and June 30, 2023, the Company has no issued and outstanding warrants or options.

2. Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has incurred significant losses and is dependent on obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain the necessary funding it could cease operations as a new enterprise. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited financial statements. These financial statements do not include any adjustments that might result from this uncertainty.

Petro USA, Inc.

Notes to Unaudited Financial Statements

For the three months ended September 30, 2023 and 2022

3. Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at September 30, 2023 and June 30, 2023.

At September 30, 2023 and June 30, 2023, the company had 200,030,920 common shares issued and outstanding.

The Company has no other classes of shares authorized for issuance. At September 30, 2023, and June 30, 2023, there were no outstanding stock options or warrants.

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

Overview

Petro USA, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. The company not commenced planned principal operations. The Company has a June 30 year end and as of September 30, 2023, the issued and outstanding shares of common stock totaled 200,030,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2023.

RESULTS OF OPERATIOMS

Working Capital

September 30,		June 30,
	2023	2023
Current Assets	$ 176	$ 100
Current Liabilities	146,853	128,506
Working Capital (Deficit)	$(146,677)	$(128,406)

Cash Flows

September 30,		September 30,
2023		2022
Cash Flows from (used in) Operating Activities	$ 76	$ -
Cash Flows from (used in) Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$ 76	$ -

Operating Revenues

We have generated no revenues for the three months ended September 30, 2023 and September 30, 2022.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2023 were $18,201 compared with $1,758 for the three months ended September 30, 2022. The increase in operating expenses were attributable to an increase in other general and administrative expenses from $1,758 for the three months ended September 30, 2022 to $18,201 for the three months ended September 30, 2023.

During the three months ended September 30, 2023, the Company recorded a net loss of $18,271. compared with net loss of $1,828 for the three months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company's cash balance was $176 compared to cash balance of $100 as of June 30, 2023. As of September 30, 2023, the Company's total assets were $176 compared to total assets of $100 as of June 30, 2023.

As of September 30, 2023, the Company had total liabilities of $146,853 compared with total liabilities of $128,506 as of June 30, 2023. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $29,568 for the year ended June 30, 2023 to $30,198 for the three months ended September 30, 2023, an increase in promissory note and accrued interest to related party from $4,077 for the year ended June 30, 2023 to $4,147 for the three months ended September 30, 2023, an increase in account payable related from $94,861 for the year ended June 30, 2023 to $95,159 for the three months ended September 30, 2023 and an increase in loans payable from $0 for the year ended June 30, 2023 to $17,350 for the three months ended September 30, 2023.

As of September 30, 2023, the Company has a working capital deficit of $146,677 compared with working capital deficit of $128,406 as of June 30, 2023.

Cashflow from Operating Activities

During the three months ended September 30, 2023 the Company provided $76 cash for operating activities compared to providing $0 cash for operating activities during the three months ended September 30, 2022.

Cashflow from Financing Activities

During the three months ended September 30, 2023 and September 30, 2022, the Company did not receive any cash from financing activities.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 46.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2023	All State Properties Holdings, Inc..
By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President