Form 10-Q
period 2023-12-31
PETRO USA, INC.
filed 2024-02-21
CIK 745543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 200,130,920 shares of common stock as of February 21, 2024.

PART 1 FINANCIAL STATEMENTS

PETRO USA, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2023

TABLE OF C O N T E N T S

PETRO USA, INC.
Balance Sheets
Six Months Ended December 31, 2023 and Year Ended June 30, 2023

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$100
Total current assets	352	100

Total assets	$352	$100

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	30,448	29,568
Promissory not and accrued interest to related party	4,217	4,077
Accounts payable- related	100,962	94,861
Loan payable-related	18,240	—
Total current liabilities	153,867	128,506

Total liabilities	153,867	128,506

Stockholders' deficit:
Preferred stock: par value $0.0001 per share, 10,000,000
shares authorized, none issued and outstanding	—	—
Common stock: par value $0.0001 per share, 500,000,000
shares authorized, 200,130,920 and 200,030,920 shares issued and
outstanding	20,013	20,003
Additional paid-in capital	121,677,146	121,677,146
Accumulated deficit	(121,850,674)	(121,825,555)
Total stockholders' deficit	(153,515)	(128,406)

Total liabilities and stockholders' deficit	$352	$100

See accompanying notes to financial statements.

PETRO USA, INC.
Statements of Operations
Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	6,778	13,703	24,979	15,461
Total operating expenses	6,778	13,703	24,979	15,461

Loss from operations	(6,778)	(13,703)	(24,979)	(15,461)

Other expenses:
Interest expense	(70)	(70)	(140)	(140)
Total other expenses	(70)	(70)	(140)	(140)

Income (loss) before income taxes	(6,848)	(13,773)	(25,119)	(15,601)

Income tax expense	—	—	—	—

Net loss	$(6,848)	$(13,773)	$(25,119)	$(15,601)

Income (loss) per share – basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic and diluted	200,130,920	200,030,920	200,080,920	200,030,920

See accompanying notes to financial statements.

PETRO USA, INC.
Statements of Cash Flows
For the Six Months Ended December 31, 2022 ad 2023
(Unaudited)

	For the Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(25,119)	$(15,601)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share based compensation	10	—
Increase (decrease) in liabilities:
Accounts payable	880	1,465
Accounts payable- related	6,241	13,996
Loan Payable	18,240	140
Cash provided by (used in) operating activities	252	—

Cash flows from investing activities:
Cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	—	—
Principal payments of notes payable	—	—
Cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalent	252	—
Cash and cash equivalent - beginning of period	100	—

Cash and cash equivalent - end of period	352	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to financial statements.

Petro USA, Inc.
Statement of Changes in Stockholders' Deficit
For the Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2023	—	$—	200,030,920	$20,003	$121,677,146	$(121,825,555)	$(128,406)

Net loss for the quarter	—	—	—	—	—	(18,271)	(18,271)

Balance, September 30, 2023	—	$—	200,030,920	20,003	121,677,146	(121,843,826)	$(146,677)

Shares issued for services rendered		—	100,000	10			10

Net loss for the quarter	—	—	—	—	—	(6,848)	(6,848)

Balance, December 31, 2023	—	$—	200,130,920	20,013	121,677,146	(121,850,674)	$(153,515)

Balance, June 30, 2022	—	$—	200,030,920	$20,003	121,677,146	$(121,801,692)	$(104,543)

Net loss for the quarter	—	—	—	—	—	(1,828)	(1,828)

Balance, September 30, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,803,520)	$(106,371)

Net loss for the quarter	—	—	—	—	—	(13,773)	(13,773)

Balance, December 31, 2022	—	$—	200,030,920	$20,003	$121,677,146	$(121,817,293)	$(120,144)

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2023 and 2022

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2023 and June 30, 2023, respectively, the deferred tax asset and deferred tax liability accounts as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily share based compensation and loss on settlement of debt.

.

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2023 and 2022

1.        Organization, Description of Business, and Basis of Accounting (Cont.)

Income Taxes

As of December 31, 2023, the deferred tax asset related to the Company's net operating loss (NOL) carry forward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2023 and 2022

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

As of December 31, 2023, and June 30, 2023, the Company has no issued and outstanding warrants or options.

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

Petro USA, Inc.

Notes to Financial Statements

For the three months and six months ended December 31, 2023 and 2022

3.        Capital Stock

The Company has 10,000,000 shares of Preferred Stock authorized at a par value of $0.0001 and none has been issued at December 31, 2022 and June 30, 2023.

At December 31, 2023 the company had 200,130,920 common shares issued and outstanding. At June 30, 2022, the company had 200,030,920 common shares issued and outstanding. On October 3, 2023, the company issued 100,000 common share for services rendered.

The Company has no other classes of shares authorized for issuance. At December 31, 2023, and June 30, 2023, there were no outstanding stock options or warrants.

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

Overview

All State Properties Holdings, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on April 24, 2008. All State Properties Holdings, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. The company not commenced planned principal operations. The Company has a June 30 year end. As of December 31, 2023, the issued and outstanding shares of common stock totaled 200.130,920.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2023	2023

Current Assets	$352	$100
Current Liabilities	153,867	128,506
Working Capital (Deficit)	$(153,515)	$(138,406)

Cash Flows

	December 31,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$252	$—
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$252	$—

Operating Revenues

We have generated no revenues for the three and six months ended December 31, 2023 and December 31, 2022.

Operating Expenses and Net Loss

 Operating expenses for the three months ended December 31, 2023 were $6,778 compared with $113,703 for the three months ended December 31, 2022. The decrease in operating expenses were attributable to a decrease in other general and administrative expenses from $13,703 for the three months ended December 31, 2022 to $6,778 for the three months ended December 31, 2023.

 Operating expenses for the six months ended December 31, 2023 were $24,979 compared with $15,461 for the six months ended December 31, 2022. The increase in operating expenses were attributable to an increase in other general and administrative expenses from $15,461 for the six months ended December 31, 2022 to $24,979 for the six months ended December 31, 2023.

 During the three months ended December 31, 2023, the Company recorded a net loss of $6,848. compared with net loss of $13,773 for the three months ended December 31, 2022.

 During the six months ended December 31, 2023, the Company recorded a net loss of $25,119. compared with net loss of $15,601 for the six months ended December 31, 2022.

Liquidity and Capital Resources

 As of December 31, 2023, the Company's cash balance was $352 compared to cash balance of $100 as of June 30, 2023. As of December 31, 2023, the Company's total assets were $352 compared to total assets of $100 as of June 30, 2023.

 As of December 31, 2023, the Company had total liabilities of $153,867 compared with total liabilities of $128,506 as of June 30, 2023. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities from $29,568 for the year ended June 30, 2023 to $30,448 for the six months ended December 31, 2023, and an increase in account payable-related from $94,861 for the year ended June 30, 2023 to $100,962 for the six months ended December 31, 2023.

 As of December 31, 2023, the Company has a working capital deficit of $153,515 compared with working capital deficit of $138,06 as of June 30, 2023.

Cashflow from Operating Activities

During the six months ended December 31, 2023 the Company provided $253 cash for operating activities compared to provided cash of $0 for operating activities during the six months ended December 31, 2022.

Cashflow from Financing Activities

During the six months ended December 31, 2023 and December 31, 2022, the Company did not receive any cash from financing activities.

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

Dated: February 21, 2024	All State Properties Holdings, Inc..

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President