Form 10-Q/A
period 2023-12-31
PETRO USA, INC.
filed 2024-02-27
CIK 745543

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

EXPLANATORY NOTE

Petro USA, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2023 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 202, solely to correct a mistake in classifying a Note Payable in the Statement of Cash Flow as cash provided from operations when it was not.

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

PETRO USA, INC.
Statements of Cash Flows
For the Six Months Ended December 31, 2022 ad 2023
(Unaudited)

	For the Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(25,119)	$(15,601)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Issuance of common stock as share based compensation	10	—
Increase (decrease) in liabilities:
Accounts payable	880	1,465
Accounts payable- related	6,241	13,996
Other Payable	—	—
Cash provided by (used in) operating activities	(17,988)	(140)

Cash flows from investing activities:
Cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	18,240	140
Principal payments of notes payable	—	—
Cash used in financing activities	18,240	140

Net increase (decrease) in cash and cash equivalent	252	—
Cash and cash equivalent - beginning of period	100	—

Cash and cash equivalent - end of period	352	$—

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

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

Our auditors have issued a going concern opinion in the financial statements for the year ended June 30, 2022.

RESULTS OF OPERATIOMS

Working Capital

	December 31,	June 30,
	2023	2023

Current Assets	$352	$100
Current Liabilities	153,867	128,506
Working Capital (Deficit)	$(153,515)	$(138,406)

Cash Flows

	December 31,	December 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(17,988)	$(140)
Cash Flows from (used in) Financing Activities	18,240	140
Net Increase (decrease) in Cash During Period	$252	$—

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

Cashflow from Operating Activities

During the six months ended December 31, 2023 the Company used ($17,988) cash for operating activities compared to used cash of ($140) for operating activities during the six months ended December 31, 2022.

Cashflow from Financing Activities

During the six months ended December 31, 2023 the Company received $18,240 from financing activities compared to $140 for the six months ended December 31, 2022.

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

Dated: February 27, 2024	Petro USA, Inc.

By: /s/Joseph C. Passalaqua
Joseph C Passalaqua, Chief Executive Officer, Chief Financial Officer & President